Form 10-Q
period 1996-06-30
ASCEND COMMUNICATIONS INC
filed 1996-08-14
CIK 921146

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

                                      OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                      Commission File Number:  000-23774

                          ASCEND COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                   94-3092033

   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                            1275 HARBOR BAY PARKWAY
                           ALAMEDA, CALIFORNIA 94502
                                (510) 769-6001

    (Address of principal executive offices, zip code and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 112,448,399 as of June 30, 1996.

This report, including exhibits, consists of 24 pages. The Index To Exhibits is found on page 19.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of
             June 30, 1996 and December 31, 1995                            3

             Condensed Consolidated Statements of Income for
             the Quarters and Six Months Ended June 30, 1996 and 1995       4

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 1996 and 1995                    5

             Notes to Condensed Consolidated Financial Statements           6

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

PART II:  OTHER INFORMATION

     Item 1: Legal Proceedings                                             15

     Item 2: Changes in Securities                                         15

     Item 3: Defaults upon Senior Securities                               15

     Item 4: Submissions of Matters to a Vote of Security Holders          15

     Item 5: Other Information                                             15

     Item 6: Exhibits and Reports on Form 8-K                              16

          A:  Exhibits                                                     16

          B:  Reports on Form 8-K                                          17

     Signatures                                                            18

     Index to Exhibits                                                     19

PART I:   FINANCIAL INFORMATION
ITEM I:   FINANCIAL STATEMENTS

                          ASCEND COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (In Thousands)

                                                    June 30,     Dec. 31,
                                                      1996         1995
                                                    --------     --------
ASSETS
Current assets:
   Cash and cash equivalents......................  $128,012     $120,237
   Short-term investments.........................   104,123       90,843
   Accounts receivable, net.......................    66,024       30,553
   Inventories....................................    53,794       24,855
   Deferred income taxes..........................     5,874        5,874
   Other current assets...........................     8,300        2,179
                                                    --------     --------
      Total current assets........................   366,127      274,541

Investments.......................................    44,310       51,515
Furniture, fixtures and equipment, net............    18,012        8,931
Other assets......................................     2,488          463
                                                    --------     --------
      Total assets................................  $430,937     $335,450
                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................  $ 24,427     $ 12,862
   Accrued liabilities............................    20,339       20,162
   Accrued compensation and related liabilities...     6,331        6,296
                                                    --------     --------
      Total current liabilities...................    51,097       39,320

Commitments

Stockholders' equity:
   Common stock...................................       112          110
   Additional paid-in capital.....................   298,869      265,509
   Retained earnings..............................    80,859       30,511
                                                    --------     --------
      Total stockholders' equity..................   379,840      296,130
                                                    --------     --------
      Total liabilities and stockholders' equity..  $430,937     $335,450
                                                    ========     ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (In Thousands, Except Per Share Data)

                                          Quarter Ended June 30,      Six Months Ended June 30,
                                          ----------------------      -------------------------
                                            1996          1995            1996          1995
                                           ------        ------          ------        ------
Net sales..............................   $123,345     $ 28,581         $214,423     $ 48,944
Cost of sales..........................     43,436        9,819           75,284       16,818
                                          --------     --------         --------     --------
   Gross profit........................     79,909       18,762          139,139       32,126
Operating expenses:
   Research and development............      8,064        1,915           13,559        3,805
   Sales and marketing.................     22,621        6,728           42,170       11,337
   General and administrative..........      3,669        1,865            6,625        3,548
                                          --------     --------         --------     --------
       Total operating expenses........     34,354       10,508           62,354       18,690
                                          --------     --------         --------     --------

Operating income.......................     45,555        8,254           76,785       13,436
Interest income, net...................      2,500          367            5,057          770
                                          --------     --------         --------     --------

Income before income taxes.............     48,055        8,621           81,842       14,206
Provision for income taxes.............     18,261        3,279           31,100        5,399
                                          --------     --------         --------     --------

Net income.............................   $ 29,794     $  5,342         $ 50,742     $  8,807
                                          ========     ========         ========     ========

Net income per share...................   $   0.24     $   0.05         $   0.41     $   0.09
                                          ========     ========         ========     ========
Number of shares used in per share
 calculation...........................    123,487      102,500          122,581      101,840
                                          ========     ========         ========     ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (In Thousands)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                           1996             1995
                                                                         --------         --------
Operating activities:

Net income............................................................   $ 50,742         $  8,807

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation....................................................      2,373              627

      Changes in operating assets and liabilities:
         Accounts receivable..........................................    (35,471)          (5,681)
         Inventories..................................................    (28,939)          (6,836)
         Other current assets.........................................     (6,121)            (660)
         Other assets.................................................     (2,025)            (251)
         Accounts payable and accrued liabilities.....................     11,742            6,527
         Accrued compensation and related liabilities.................         35            1,149
                                                                         --------         --------
             Net cash provided by (used in) operating activities......     (7,664)           3,682
                                                                         --------         --------

Investing activities:
      Purchases of investments........................................    (85,615)         (10,045)
      Maturities and sales of investments.............................     79,540           14,970
      Purchases of furniture, fixtures and equipment..................    (11,454)          (3,219)
                                                                         --------         --------
          Net cash provided by (used in) investing activities.........    (17,529)           1,706
                                                                         --------         --------

Financing activities:
      Proceeds from issuance of common stock, net.....................      7,447              864
      Tax benefit related to exercise of stock options................     25,521            2,838
                                                                         --------         --------
          Net cash provided by financing activities...................     32,968            3,702
                                                                         --------         --------

Net increase in cash and cash equivalents.............................      7,775            9,090
Cash and cash equivalents, beginning of period........................    120,237            6,600
                                                                         --------         --------

Cash and cash equivalents, end of period..............................   $128,012         $ 15,690
                                                                         ========         ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

GENERAL

Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures, markets, sells and supports a broad range of high-speed digital remote networking access products that enable its customers to build: (i) Internet access systems consisting of point-of-presence ("POP") termination equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iii) videoconferencing and multimedia access facilities. These products are termed bandwidth on demand systems because they establish high-speed switched digital connections whose bandwidth, duration and destination can be adjusted to suit user application needs. These products support existing digital and analog networks.

The interim condensed consolidated financial statements of Ascend Communications, Inc. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1995 Annual Report. The condensed balance sheet data as of December 31, 1995 included herein has been derived from such audited financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for any future periods.


CONCENTRATION OF CREDIT RISK

The Company sells and distributes a substantial percentage of its products to Internet service providers, value-added resellers and distributors, and local and long-distance telecommunications carriers, throughout North America, Europe and Asia and the Pacific Basin. Accounts receivable are principally from these customers. The Company conducts ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):

                                    June 30,    Dec. 31,
                                      1996        1995
                                    --------    --------
Finished goods....................   $15,373     $ 9,522
Products in process...............    13,999       7,981
Raw materials and supplies........    24,422       7,352
                                     -------     -------
                                     $53,794     $24,855
                                     =======     =======


COMMITMENTS

In March 1996, the Company entered into an agreement to lease 13 acres of land located in Alameda, California. Certain buildings to be used for the Company's headquarters are being constructed on the land The lessor of the land and buildings has committed to fund up to a maximum of $25.0 million (subject to reductions based on certain conditions in the lease) for construction of the buildings, with the portion of the committed amount to be actually utilized to be determined by the Company. The rent obligation for the lease will commence upon the earlier of the Company's occupation of the buildings or eighteen months from the lease inception date. The lease has an initial term of five years and an option to renew for two years, subject to the lessor's consent. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease, the Company will guarantee a residual value for the land and buildings as determined at the lease inception date of the agreement (up to a maximum of approximately $22.4 million).

INCOME TAXES

As of June 30, 1996, the Company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $25.5 million from stock option transactions which was credited directly to stockholders' equity. The Company made cash payments of $19.7 million and $3.2 million for income taxes during the six months ended June 30, 1996 and 1995, respectively.

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

STOCKHOLDERS' EQUITY

In August 1995, the Company completed a public offering of its common stock consisting of 12,650,000 shares at $17.625 per share, with proceeds, net of issuance costs, of approximately $211,743,000 (issuance costs were approximately $11,213,000). On May 29, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation that increased the authorized common stock from 200,000,000 to 400,000,000 shares.

In May, October and December of 1995 the Company's Board of Directors approved two-for-one stock splits, payable in the form of a stock dividend to all stockholders of record. All share and per share data have been retroactively adjusted to reflect these stock splits.


EARNINGS PER SHARE

Earnings per share for the quarters and six months ended June 30, 1996 and 1995 were computed based on the weighted average number of common and common equivalent shares outstanding. The computations of the weighted average number of shares outstanding for the quarters ended June 30, 1996 and 1995 are as follows (in thousands, except per share data):

                                               Quarter Ended June 30,     Six Months Ended June 30,
                                               ----------------------     -------------------------
                                                 1996          1995           1996          1995
                                               --------      --------       --------      --------
Common Stock.................................   112,448       96,732         111,837       96,420
Common Stock Equivalents (Stock Options).....    11,039        5,768          10,744        5,420
                                               --------     --------        --------     --------
Total........................................   123,487      102,500         122,581      101,840
                                               ========     ========        ========     ========

Net Income...................................  $ 29,794     $  5,342        $ 50,742     $  8,807
                                               ========     ========        ========     ========

Net Income Per Share.........................  $   0.24     $   0.05        $   0.41     $   0.09
                                               ========     ========        ========     ========


                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

BUSINESS COMBINATIONS

In March 1996, the Company acquired Morning Star Technologies, Inc. ("Morning Star") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 440,000 shares of its common stock to Morning Star shareholders in exchange for all outstanding Morning Star shares.

On May 30, 1996, the Company entered into an agreement under which it will acquire NetStar, Inc. ("NetStar") of Eden Prairie, Minnesota. Under the terms of the agreement, NetStar stockholders will receive .35398 of a share of Ascend common stock for each outstanding share of NetStar common stock. Outstanding options and warrants to purchase NetStar common stock will be converted to Ascend options and warrants, respectively. The transaction will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization. The transaction is expected to be completed prior to August 31, 1996 and is subject to NetStar shareholder approval and other customary closing conditions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          ASCEND COMMUNICATIONS, INC.


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON ITS FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INCLUDE THE WORDS "EXPECTS," "BELIEVES" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE REFERRED TO UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 1996 and 1995, respectively:

                                        Quarter Ended June 30,        Six Months Ended June 30,
                                        ----------------------        -------------------------
                                          1996          1995              1996          1995
                                        --------      --------          --------      --------
Net sales............................     100%          100%              100%          100%
Cost of sales........................      35            34                35            34
                                        --------      --------          --------      --------
  Gross Margin.......................      65            66                65            66
Operating expenses:
  Research and development...........       7             7                 6             8
  Sales and marketing................      18            23                20            23
  General and administrative.........       3             7                 3             7
                                        --------      --------          --------      --------
        Total operating expenses.....      28            37                29            38
                                        --------      --------          --------      --------
Operating income.....................      37            29                36            28
Interest, net........................       2             1                 2             1
                                        --------      --------          --------      --------
Income before income taxes...........      39            30                38            29
Provision for income taxes...........      15            11                14            11
                                        --------      --------          --------      --------

Net income...........................      24%           19%               24%           18%
                                        ========      ========          ========      ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.


NET SALES

Net sales for the second quarter ended June 30, 1996 were $123.3 million, an increase of 332% over net sales of $28.6 million for the second quarter of 1995. Net sales for the six months ended June 30, 1996 were $214.4 million, an increase of 338% over net sales of $48.9 million for the six months ended June 30, 1995. These increases in net sales were primarily due to an increase in unit shipments of MAX products and increased international sales. The increase in unit shipments of the MAX family of products was primarily attributable to the growth in business from Internet service providers and increased demand for corporate remote networking applications. For the second quarter ended June 30, 1996, MAX products accounted for approximately 85% of net sales as compared to approximately 52% of net sales in the second quarter of 1995. For the six months ended June 30, 1996, MAX products accounted for approximately 79% of net sales as compared to approximately 51% of net sales in the first six months of 1995. Net sales of the Pipeline family of products were approximately 10% of net sales in the second quarter of 1996 as compared to approximately 21% of net sales in the second quarter of 1995, but increased in absolute dollars when compared to the same period. Net sales of the Pipeline family of products were approximately 14% of net sales for the six months ended June 30, 1996 as compared to approximately 21% of net sales for the six months ended June 30, 1995, but increased in absolute dollars when compared to the same period. Net sales of the Company's Multiband products accounted for approximately 5% of net sales for the second quarter of 1996 as compared to approximately 24% for the second quarter of 1995. Net sales of the Company's Multiband products accounted for approximately 6% of net sales for the six months ended June 30, 1996 as compared to approximately 25% for the six months ended June 30, 1995. The decrease in Multiband and Pipeline net sales as a percentage of total net sales was primarily due to the increase in net sales of the Company's MAX products.

For the quarter ended June 30, 1996 there were no customers which accounted for 10% or more of net sales. UUNET, an Internet service provider, accounted for approximately 10% and 20% of net sales for each of the six months ended June 30, 1996 and 1995, respectively. International sales accounted for approximately 44% of net sales for the second quarter of 1996 compared to approximately 23% of net sales for the second quarter of 1995. International sales accounted for approximately 43% of net sales for the six months ended June 30, 1996 compared to approximately 23% of net sales for the six months ended June 30, 1995. This increase was principally due to increased sales of the Company's products in Asia and the Pacific Basin.

GROSS MARGIN

Gross margin was 65% for the second quarter and six months ended June 30, 1996 as compared to 66% for the same periods ended June 30, 1995. These decreases in gross margin were primarily attributable to increased shipments of various products in the Pipeline family, which have a lower gross margin than the MAX and Multiband product families. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 321% to $8.1 million in the second quarter of 1996 from $1.9 million in the second quarter of 1995. Research and development expenses increased 256% to $13.6 million for the six months ended June 30, 1996 from $3.8 million for the six months ended June 30, 1995. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, and payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America. Research and development expenses as a percent of net sales were 7% for the second quarter of both 1996 and 1995 and decreased as a percent of net sales to 6% for the first six months of 1996 from 8% for the comparable period in 1995. This decrease was primarily due to increased net sales.

SALES AND MARKETING

Sales and marketing expenses increased 236% to $22.6 million in the second quarter of 1996 from $6.7 million in the second quarter of 1995. Sales and marketing expenses increased 272% to $42.2 million for the six months ended June 30, 1996 from $11.3 million for the six months ended June 30, 1995. These increases in expenses were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, spending for marketing materials and trade shows, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products. Sales and marketing expenses as a percent of net sales decreased to 18% in the second quarter of 1996 as compared to 23% for the same quarter of 1995. Sales and marketing expenses as a percent of net sales decreased to 20% for the first six months of 1996 as compared to 23% for the comparable period in 1995. These decreases in sales and marketing expenses as a percentage of net sales were due primarily to increased net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 97% to $3.7 million in the second quarter of 1996 from $1.9 million in the second quarter of 1995. General and administrative expenses increased 87% to $6.6 million for the six months ended June 30, 1996 from $3.5 million for the six months ended June 30, 1995. These increases were primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses and the cost of investor relations activities. General and administrative expenses decreased as a percent of net sales to 3% for the quarter and six months ended June 30, 1996 from 7% for the comparable periods in 1995. These decreases in general and administrative expenses as a percentage of net sales were due primarily to increased net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

INTEREST INCOME, NET

Interest income (net) increased by $2.1 million to $2.5 million (2% of net sales) for the second quarter of 1996 compared to $367,000 for the second quarter of 1995. Interest income (net) increased by $4.3 million to $5.1 million (2% of net sales) for the six months ended June 30, 1996 compared to $770,000 for the six months ended June 30, 1995. These increases in interest income were due primarily to the investment of proceeds from the Company's public offering of its common stock which was completed in August 1995.

PROVISION FOR INCOME TAXES

The provision for income taxes for the quarters ended and six months ended June 30, 1996 and 1995 is based on a combined federal and state rate of 38% , which approximates the net effective statutory federal and state rates adjusted for tax exempt interest income and the tax benefits associated with the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's principal sources of liquidity included $276.4 million of cash and cash equivalents, short-term investments and investments, and an unsecured $15.0 million revolving line of credit which expires in November 1997. There were no borrowings under the line of credit in the first six months of 1996. The increase in cash and cash equivalents of $7.8 million for the six months ended June 30, 1996 was principally due to $33.0 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans, partially offset by $7.7 million of funds used in operations and by $17.5 million of funds used in investment activities. The net cash used by operating activities for the six months ended June 30, 1996 was primarily due to increases in inventories and accounts receivable, partially offset by increases in net income, accounts payable and accrued liabilities.

Net cash used in investing activities of $17.5 million for the six months ended June 30, 1996 related primarily to expenditures for furniture, fixtures and equipment of $11.4 million and net purchases of investments of $6.1 million. Financing activities provided $33.0 million for the six months ended June 30, 1996, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

At June 30, 1996, the Company had $315.0 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and year-to-year operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4 filed on June 14, 1996. This Report on Form 10-Q should be read in conjunction with such Form S-4, particularly "Risk Factors" contained in Form S-4. These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

In particular, a substantial portion of the Company's sales of MAX and Pipeline products is related to the Internet industry. There can be no assurance that this industry and its infrastructure will continue to develop. The Company believes competition in the Internet industry will increase significantly in the future and could adversely affect the Company's business, results of operations and financial condition.

The Company expects to conclude the acquisition of NetStar prior to August 31, 1996. Achieving the anticipated benefits of the NetStar acquisition will depend in part upon whether the integration of the two companies' product offerings and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily distract management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company expects that its gross margins could be adversely affected in future periods by price adjustments as a result of increased competition. In addition, the Company also expects that its gross margins could be adversely affected in future periods by increased sales of its Pipeline products as a percentage of net sales. These products have lower gross margins than the Company's other products. In addition, the Company's use of third parties to distribute its products to other value-added resellers may adversely affect the Company's gross margins.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expense levels is relatively fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. The Company may also increase spending in response to competition or to pursue new market opportunities.

In consideration of these factors, there can be no assurance that the Company will be able to sustain profitability, particularly on a period-to-period basis.

                          ASCEND COMMUNICATIONS, INC.

PART II:  OTHER INFORMATION


Item 1:   Legal Proceedings:

          Not Applicable.

Item 2:   Changes in Securities:

          Not Applicable.

Item 3:   Defaults upon Senior Securities:

          Not Applicable.

Item 4:   Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Stockholders was held on May 29, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:

                               Shares
                       ----------------------
    Nominee            Voting for    Withheld
- ---------------        ----------    --------

Mory Ejabat            97,704,616     256,268
Robert K. Dahl         97,701,562     259,322
Betsy S. Atkins        97,770,827     190,057
Roger Evans            97,884,566      76,318
C. Richard Kramlich    97,878,924      81,960
James P. Lally         97,884,549      76,335



Additionally, the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 1996 was ratified with 97,830,217 shares voting in favor, 26,945 shares voting against and 103,722 shares abstaining. In addition, an amendment to the Company's Certificate of Incorporation to increase the authorized common stock of the Company from 200,000,000 shares to 400,000,000 shares was approved with 92,167,180 shares voting in favor, 5,164,739 shares voting against, 127,190 shares abstaining and 501,775 broker non-votes. Also, an amendment to the Company's 1989 Stock Option Plan to increase by 50,000,000 the number of shares reserved for issuance thereunder was not approved with 32,846,573 shares voting in favor, 47,418,806 shares voting against, 255,357 abstaining and 17,440,148 broker non-votes.

Item 5:   Other Information:

          Not Applicable

Item 6:   Exhibits and Reports on Form 8-K:

          A:   Exhibits


   No.                                  DESCRIPTION
- ---------     ------------------------------------------------------------------
      3.1     Certificate of Incorporation.

(1)   3.2     By-Laws.

(1)  10.1     First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)  10.2     Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)  10.3     Ascend Communications, Inc. 1994 Outside Directors Stock Option
              Plan.

(1)  10.4     Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of
              California.

(1)  10.5     Lease dated August 8, 1991, by and between the Registrant and
              Harbor Bay Isle Associates, the First Addendum thereto, dated
              August 8, 1991, and the Second Addendum thereto, dated February
              25, 1994.

(1)  10.6     OEM Contract Agreement #LGSC102DS, dated September 28, 1992, by and between the Registrant and AT&T Paradyne Corporation,
              Amendment Number 1 thereto, dated September 30, 1992; Amendment
              No. 2 thereto, dated March 9, 1993; Amendment No. 3 thereto, dated March 10, 1993; and Amendment No. 4 thereto, dated
              December 15, 1993.

(1)  10.7     Agreement, dated March 15, 1993, by and between the Registrant and
              North Supply Company.

(1)  10.8     Form of Indemnity Agreement for directors and officers.

(2)  10.9     Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of
              California.

(3)  10.10    Lease Agreement, Lease Rider and Second Lease Rider, dated May
              17, 1995 by and between the Registrant and Resurgence
              Properties, Inc.


   No.                                  DESCRIPTION
- ---------     ------------------------------------------------------------------
(4) 10.11     Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

(5) 10.12     Lease agreement dated March 27, 1996, by and between the
              Registrant and Sumitomo Bank Leasing and Financing, Inc.

    11.1 Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page 8.

    27.0      Financial Data Schedule.


(1) Incorporated by reference from the Company's Registration Statement (No. 33-77146), effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.


          B:   Form 8-K

          The Company filed a Report on Form 8-K on June 7, 1996 announcing it had entered into an agreement to acquire all of the outstanding common stock of NetStar, Inc. in exchange for Ascend common stock.

                          ASCEND COMMUNICATIONS, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ASCEND COMMUNICATIONS, INC.



Date August 14, 1996     by          /s/ Robert K. Dahl
     ---------------         ---------------------------------------
                             Robert K. Dahl, Vice President, Finance
                             and Chief Financial Officer
                             (Principal Financial Officer)



Date August 14, 1996     by          /s/ Michael J. Johnson
     ---------------         ---------------------------------------
                             Michael J. Johnson, Controller and
                             Chief Accounting Officer
                             (Principal Accounting Officer)

                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS


   No.                                  DESCRIPTION
- ---------     ------------------------------------------------------------------
      3.1     Certificate of Incorporation.

(1)   3.2     By-Laws.

(1)  10.1     First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)  10.2     Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)  10.3     Ascend Communications, Inc. 1994 Outside Directors Stock Option
              Plan.

(1)  10.4     Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of
              California.

(1)  10.5     Lease dated August 8, 1991, by and between the Registrant and
              Harbor Bay Isle Associates, the First Addendum thereto, dated
              August 8, 1991, and the Second Addendum thereto, dated February
              25, 1994.

(1)  10.6     OEM Contract Agreement #LGSC102DS, dated September 28, 1992, by and between the Registrant and AT&T Paradyne Corporation,
              Amendment Number 1 thereto, dated September 30, 1992; Amendment
              No. 2 thereto, dated March 9, 1993; Amendment No. 3 thereto, dated March 10, 1993; and Amendment No. 4 thereto, dated
              December 15, 1993.

(1)  10.7     Agreement, dated March 15, 1993, by and between the Registrant and
              North Supply Company.

(1)  10.8     Form of Indemnity Agreement for directors and officers.

(2)  10.9     Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of
              California.

(3)  10.10    Lease Agreement, Lease Rider and Second Lease Rider, dated May
              17, 1995 by and between the Registrant and Resurgence
              Properties, Inc.


   No.                                  DESCRIPTION
- ---------     ------------------------------------------------------------------
(4) 10.11     Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

(5) 10.12     Lease agreement dated March 27, 1996, by and between the
              Registrant and Sumitomo Bank Leasing and Financing, Inc.

    11.1 Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page 8.

    27.0      Financial Data Schedule.


(1) Incorporated by reference from the Company's Registration Statement (No. 33-77146), effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.