Form 10-Q
period 1996-09-30
ASCEND COMMUNICATIONS INC
filed 1996-11-14
CIK 921146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

        ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

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

                                ONE ASCEND PLAZA
                            1701 HARBOR BAY PARKWAY
                           ALAMEDA, CALIFORNIA 94502
                                 (510) 769-6001

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

                              Yes    X    No
                                     -       --

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 117,185,708 as of September 30, 1996.

This report, including exhibits, consists of 22 pages. The Index To Exhibits is found on page 20.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
        Item 1: Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of
                September 30, 1996 and December 31, 1995                               3

                Condensed Consolidated Statements of Income for
                the Quarters and Nine Months Ended September 30, 1996 and 1995         4

                Condensed Consolidated Statements of Cash Flows for
                the Nine Months Ended September 30, 1996 and 1995                      5

                Notes to Condensed Consolidated Financial Statements                   6

        Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   10



PART II:  OTHER INFORMATION
        Item 1: Legal Proceedings                                                     16

        Item 2: Changes in Securities                                                 16

        Item 3: Defaults upon Senior Securities                                       16

        Item 4: Submissions of Matters to a Vote of Security Holders                  16

        Item 5: Other Information                                                     16

        Item 6: Exhibits and Reports on Form 8-K                                      17

                A:  Exhibits                                                          17

                B:  Reports on Form 8-K                                               18

        Signatures                                                                    19

        Index to Exhibits                                                             20

PART I:    FINANCIAL INFORMATION
ITEM I:    FINANCIAL STATEMENTS

                          ASCEND COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (In Thousands)


                                                            Sept. 30,          Dec. 31,
                                                              1996               1995
                                                            --------           --------
ASSETS
Current assets:
        Cash and cash equivalents.....................      $167,376           $147,050
        Short-term investments........................       132,227             90,843
        Accounts receivable, net......................        89,529             31,238
        Inventories...................................        42,382             26,868
        Deferred income taxes.........................        12,456              9,370
        Other current assets..........................        10,984              2,408
                                                            --------           --------
                Total current assets..................       454,954            307,777

Investments...........................................        32,718             51,515
Furniture, fixtures and equipment, net................        26,017             10,108
Other assets..........................................         3,710                614
                                                            --------           --------
        Total assets..................................      $517,399           $370,014
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable..............................      $ 21,080           $ 13,571
        Accrued liabilities...........................        21,729             20,861
        Accrued compensation and related liabilities..        11,550              6,419
        Notes payable.................................            --              4,176
                                                            --------           --------
                Total current liabilities.............        54,359             45,027

Commitments

Stockholders' equity:
        Common Stock..................................           117                113
        Additional paid-in capital....................       368,956            301,562
        Retained earnings.............................        93,967             23,312
                                                            --------           --------
                Total stockholders' equity............       463,040            324,987
                                                            --------           --------
                Total liabilities and stockholders'
                  equity..............................      $517,399           $370,014
                                                            ========           ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                     (In Thousands, Except Per Share Data)

                                          Quarter Ended September 30,         Nine Months Ended Sept. 30,
                                          ---------------------------         ---------------------------
                                            1996               1995              1996              1995
                                          --------          ---------         ---------         ---------
Net sales...............................  $ 154,629         $  40,909         $ 371,806         $  91,216
Cost of sales...........................     53,964            14,363           131,239            32,080
                                          ---------         ---------         ---------         ---------
  Gross profit..........................    100,665            26,546           240,567            59,136
Operating expenses:
  Research and development..............     10,587             2,980            27,639             8,080
  Sales and marketing...................     30,534             9,731            75,095            21,808
  General and administrative............      4,319             2,502            12,211             6,418
  Purchased research and development....          -             3,032                 -             3,032
  Costs of merger.......................     13,900                 -            13,900                 -
                                          ---------         ---------         ---------         ---------
    Total operating expenses............     59,340            18,245           128,845            39,338
                                          ---------         ---------         ---------         ---------
Operating income........................     41,325             8,301           111,722            19,798
Interest income, net....................      2,995             2,087             8,610             2,919
                                          ---------         ---------         ---------         ---------
Income before income taxes..............     44,320            10,388           120,332            22,717
Provision for income taxes..............     19,426             3,952            48,314             8,639
                                          ---------         ---------         ---------         ---------
Net income..............................  $  24,894         $   6,436         $  72,018         $  14,078
                                          =========         =========         =========         =========

Net income per share....................  $    0.20         $    0.06         $    0.57         $    0.13
                                          =========         =========         =========         =========
Number of shares used in per share
  calculation...........................    127,540           115,003           127,075           107,724
                                          =========         =========          ========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (In Thousands)


                                                             Nine Months Ended Sept. 30,
                                                             ---------------------------
                                                               1996               1995
                                                             --------          ---------
Operating activities:

Net income..............................................     $  72,018         $  14,078

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation.........................................         6,105             1,525

   Changes in operating assets and liabilities:
     Accounts receivable................................       (58,291)          (16,356)
     Inventories........................................       (15,514)           (8,869)
     Other current assets...............................       (11,662)             (117)
     Other assets.......................................        (3,096)             (158)
     Accounts payable and accrued liabilities...........         8,377             6,965
     Accrued compensation and related liabilities.......         5,131             2,419
                                                             ---------         ---------
       Net cash provided by (used in) operating
         activities.....................................         3,068              (513)
                                                             ---------         ---------

Investing activities:
   Purchases of investments.............................      (142,931)         (111,219)
   Maturities and sales of investments..................       120,344            29,815
   Purchases of furniture, fixtures and equipment.......       (22,014)           (6,825)
                                                             ---------         ---------
     Net cash (used in) investing activities............       (44,601)          (88,229)
                                                             ---------         ---------

Financing activities:
   Proceeds from issuance of common stock, net..........        24,078           217,644
   Tax benefit related to exercise of stock options.....        41,957                 -
   Net proceeds from issuance of (repayment of) notes
    payable.............................................        (4,176)            3,722
                                                             ---------         ---------
     Net cash provided by financing activities..........        61,859           221,366
                                                             ---------         ---------

Net increase in cash and cash equivalents...............        20,326           132,624
Cash and cash equivalents, beginning of period..........       147,050            10,673
                                                             ---------         ---------

Cash and cash equivalents, end of period................     $ 167,376         $ 143,297
                                                             =========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

GENERAL

Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures, markets, sells and supports a broad range of high-speed digital networking products that enable its customers to build: (i) Internet access systems consisting of point-of-presence ("POP") termination equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iii) videoconferencing multimedia access facilities and (iv) high-speed Internet Protocol (IP) network switches. These products are termed bandwidth on demand systems because they establish high-speed switched digital connections whose bandwidth, duration and destination can be adjusted to suit user application needs. These products support existing digital and analog networks.

In August 1996, the Company acquired NetStar, Inc. ("NetStar") of Eden Prairie, Minnesota, a developer of high performance, high speed Internet Protocol (IP) network switches. The transaction was accounted for as a pooling of interests. The consolidated financial statements of Ascend for prior periods have been restated to include the financial position and results of operations of NetStar.

The interim condensed consolidated financial statements of Ascend Communications, Inc. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's and NetStar's audited financial statements and notes thereto included in each Company's 1995 Annual Report to Stockholders. The condensed balance sheet data as of December 31, 1995 included herein has been derived from such audited financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for any future periods.


CONCENTRATION OF CREDIT RISK

The Company sells and distributes a substantial percentage of its products to ISPs, value-added resellers and distributors, and local and long-distance telecommunications carriers, throughout North America, Europe and Asia and the Pacific Basin. Accounts receivable are principally from these customers. The Company conducts ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):


                                  Sept. 30,     Dec. 31,
                                     1996         1995
                                  ---------     --------
Finished goods...............     $  6,879      $ 10,687
Products in process..........        8,736         8,001
Raw materials and supplies...       26,767         8,180
                                  --------      --------
                                  $ 42,382      $ 26,868
                                  ========      ========

COMMITMENTS

In March 1996, the Company entered into an agreement to lease 13 acres of land located in Alameda, California. Certain buildings to be used for the Company's headquarters are being constructed on the land. The lessor of the land and buildings has committed to fund up to a maximum of $25.0 million (subject to reductions based on certain conditions in the lease) for construction of the buildings, with the portion of the committed amount to be actually utilized to be determined by the Company. The rent obligation for the lease will commence upon the earlier of the Company's acceptance of the buildings or eighteen months from the lease inception date. The lease has an initial term of five years and an option to renew for two years, subject to the lessor's consent. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease, the Company will guarantee a residual value for the land and buildings as determined at the lease inception date of the agreement (up to a maximum of approximately $22.4 million).

INCOME TAXES

As of September 30, 1996, the Company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $42.0 million from stock option transactions which was credited directly to stockholders' equity. The Company made cash payments of $26.9 million and $5.3 million for income taxes during the nine months ended September 30, 1996 and 1995, respectively.

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

In May, October and December of 1995 the Company's Board of Directors approved two-for-one stock splits, payable in the form of stock dividends to all stockholders of record. All share and per share data have been retroactively adjusted to reflect these stock splits.


EARNINGS PER SHARE

Earnings per share for the quarters and nine months ended September 30, 1996 and 1995 were computed based on the weighted average number of common and common equivalent shares outstanding. The computations of the weighted average number of shares outstanding for the quarters ended September 30, 1996 and 1995 are as follows (in thousands, except per share data):


                                            Quarter Ended Sept.30,         Nine Months Ended Sept. 30,
                                            ----------------------         ---------------------------
                                               1996        1995               1996             1995
                                            ---------    ---------         ---------         ---------
Common Stock..............................    117,186      107,250           115,986           101,312
Common Stock Equivalents (Stock Options)..     10,354        7,753            11,089             6,412
                                            ---------    ---------         ---------         ---------
Total.....................................    127,540      115,003           127,075           107,724
                                            =========    =========         =========         =========
Net Income................................  $  24,894    $   6,436         $  72,018         $  14,078
                                            =========    =========         =========         =========
Net Income Per Share......................  $    0.20    $    0.06         $    0.57         $    0.13
                                            =========    =========         =========         =========

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

BUSINESS COMBINATIONS

In March 1996, the Company acquired Morning Star Technologies, Inc. ("Morning Star") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 440,000 shares of its common stock to Morning Star shareholders in exchange for all outstanding Morning Star shares and options. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of Morning Star as these results were not material.

In August 1996, the Company acquired NetStar, Inc. ("NetStar") of Eden Prairie, Minnesota in a transaction that was accounted for as a pooling of interests.
The Company issued approximately 3,869,000 shares of its common stock to NetStar shareholders in exchange for all outstanding NetStar shares. Outstanding options and warrants to purchase NetStar common stock were converted to options and warrants to purchase approximately 535,000 and 203,000, respectively, shares of Ascend common stock. The historical consolidated financial statements of Ascend for prior periods have been restated to include the financial position and results of operations of NetStar. The following table shows the historical results of the Company and NetStar for the periods prior to the consummation of the merger of the two entities:


                                                   Nine Months
                                                  Ended Sept. 30,            Year Ended Dec. 31,
                                                 ----------------          ------------------------
                                                       1996                   1995          1994
                                                 ----------------          ----------    ----------
REVENUE:        Ascend........................        $ 368,392            $ 149,590     $  39,343
                NetStar.......................            3,414                3,014           312
                                                      ---------            ---------     ---------
                 Total........................        $ 371,806            $ 152,604     $  39,655
                                                      =========            =========     =========

NET INCOME:     Ascend........................        $  88,347            $  30,573     $   8,699
                NetStar.......................           (8,268)              (4,898)       (3,785)
                                                      ---------            ---------     ---------
                 Total........................           80,079               25,675         4,914
                                                      ---------            ---------     ---------
                Costs of merger, net of tax...          (11,202)                  --            --

                Adjustment to reflect elimination
                of income tax valuation allowance..       3,141                1,860         2,204
                                                      ---------            ---------     ---------
                Net income, as restated............   $  72,018            $  27,535     $   7,118
                                                      =========            =========     =========

In August 1996, the Company acquired Subspace Communications, Inc. ("Subspace") in a transaction that was accounted for as a pooling of interests. The Company issued approximately 90,000 shares of its common stock to Subspace shareholders in exchange for all outstanding Subspace shares. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of Subspace as these results were not material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          ASCEND COMMUNICATIONS, INC.


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON ITS FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INCLUDE THE WORDS "EXPECTS," "BELIEVES" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE REFERRED TO UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report to Stockholders and for the year ended September 30, 1995 contained in NetStar's 1995 Annual Report to Stockholders.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 1996 and 1995, respectively:

                                                           Quarter Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                           -----------------------      ---------------------------
                                                             1996          1995              1996          1995
                                                           --------      --------          --------      --------
Net sales.............................................       100%          100%              100%          100%
Cost of sales.........................................        35            35                35            35
                                                             ---           ---               ---           ---
  Gross margin........................................        65            65                65            65
Operating expenses:
  Research and development............................         7             7                 8             9
  Sales and marketing.................................        19            24                20            24
  General and administrative..........................         3             6                 3             7
  Purchased R&D.......................................         -             8                 -             3
  Costs of merger.....................................         9             -                 4             -
                                                             ---           ---               ---           ---
    Total operating expenses..........................        38            45                35            43
                                                             ---           ---               ---           ---
Operating income .....................................        27            20                30            22
Interest, net.........................................         2             5                 2             3
                                                             ---           ---               ---           ---
Income before income taxes............................        29            25                32            25
Provision for income taxes............................        13            10                13            10
                                                             ---           ---               ---           ---
Net income............................................        16%           15%               19%           15%
                                                             ===           ===               ===           ===

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.


NET SALES

Net sales for the third quarter ended September 30, 1996 were $154.6 million, an increase of 278% over net sales of $40.9 million for the third quarter of 1995. Net sales for the nine months ended September 30, 1996 were $371.8 million, an increase of 308% over net sales of $91.2 million for the nine months ended September 30, 1995. These increases in net sales were primarily due to an increase in unit shipments of MAX products and increased international sales. The increase in unit shipments of MAX products was primarily attributable to the growth in business from Internet service providers and increased demand for corporate remote networking applications. For the third quarter ended September 30, 1996, MAX products accounted for approximately 83% of net sales as compared to approximately 66% of net sales in the third quarter of 1995. For the nine months ended September 30, 1996, MAX products accounted for approximately 81% of net sales as compared to approximately 58% of net sales in the first nine months of 1995. Net sales of the Pipeline family of products were approximately 12% of net sales in the third quarter of 1996 as compared to approximately 21% of net sales in the third quarter of 1995, but increased in absolute dollars when compared to the same period. Net sales of the Pipeline family of products were approximately 13% of net sales for the nine months ended September 30, 1996 as compared to approximately 21% of net sales for the nine months ended September 30, 1995, but increased in absolute dollars when compared to the same period. Net sales of the Company's Multiband products accounted for approximately 4% of net sales for the third quarter of 1996 as compared to approximately 12% for the third quarter of 1995, but increased in absolute dollars when compared to the same period. Net sales of the Company's Multiband products accounted for approximately 5% of net sales for the nine months ended September 30, 1996 as compared to approximately 19% for the nine months ended September 30, 1995, but increased in absolute dollars when compared to the same period. The decrease in Multiband and Pipeline net sales as a percentage of total net sales was primarily due to the increase in net sales of the Company's MAX products.

For the quarter ended September 30, 1996, UUNET, an Internet service provider, accounted for approximately 11% of net sales. In addition, UUNET accounted for approximately 10% and 15% of net sales for each of the nine month periods ended September 30, 1996 and 1995, respectively. International sales accounted for approximately 48% of net sales for the third quarter of 1996 compared to approximately 26% of net sales for the third quarter of 1995. International sales accounted for approximately 45% of net sales for the nine months ended September 30, 1996 compared to approximately 24% of net sales for the nine months ended September 30, 1995. This increase was principally due to increased sales of the Company's products in Asia and the Pacific Basin.

GROSS MARGIN

Gross margin was 65% for the third quarter and nine months ended September 30, 1996 and 1995. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 255% to $10.6 million in the third quarter of 1996 from $3.0 million in the third quarter of 1995. Research and development expenses increased 242% to $27.6 million for the nine months ended September 30, 1996 from $8.1 million for the nine months ended September 30, 1995. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, and payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America. Research and development expenses as a percent of net sales were 7% for the third quarter of both 1996 and 1995 and decreased as a percent of net sales to 8% for the first nine months of 1996 from 9% for the comparable period in 1995. This decrease was primarily due to increased net sales.

SALES AND MARKETING

Sales and marketing expenses increased 214% to $30.5 million in the third quarter of 1996 from $9.7 million in the third quarter of 1995. Sales and marketing expenses increased 244% to $75.1 million for the nine months ended September 30, 1996 from $21.8 million for the nine months ended September 30, 1995. These increases in expenses were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, spending for marketing materials and trade shows, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products. Sales and marketing expenses as a percent of net sales decreased to 19% in the third quarter of 1996 as compared to 24% for the same quarter of 1995. Sales and marketing expenses as a percent of net sales decreased to 20% for the first nine months of 1996 as compared to 24% for the comparable period in 1995. These decreases in sales and marketing expenses as a percentage of net sales were due primarily to increased net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 73% to $4.3 million in the third quarter of 1996 from $2.5 million in the third quarter of 1995. General and administrative expenses increased 90% to $12.2 million for the nine months ended September 30, 1996 from $6.4 million for the nine months ended September 30, 1995. These increases were primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses and the cost of investor relations activities. General and administrative expenses decreased as a percent of net sales to 3% for the quarter ended September 30, 1996 from 6% for the same quarter of 1995. General and administrative expenses decreased as a percent of net sales to 3% for the nine months ended September 30, 1996 from 7% for the comparable period in 1995. These decreases in general and administrative expenses as a percentage of net sales were due primarily to increased net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

COSTS OF MERGER

For the quarter ended September 30, 1996, the Company charged to operations one-time merger costs of approximately $13.9 million. These costs related to the acquisition of NetStar and consist primarily of investment banking and professional fees and other direct costs associated with the merger. Of the $13.9 million in one-time merger costs, approximately $6.8 million are not deductible for income tax purposes. Of the $13.9 million in one-time merger costs, approximately $7.3 million have been paid as of September 30, 1996.

INTEREST INCOME, NET

Interest income (net) increased by approximately $908,000 to $3.0 million (2% of net sales) for the third quarter of 1996 compared to $2.1 million for the third quarter of 1995. Interest income (net) increased by $5.7 million to $8.6 million (2% of net sales) for the nine months ended September 30, 1996 compared to $2.9 million for the nine months ended September 30, 1995. These increases in interest income were due primarily to the investment of proceeds from the Company's public offering of its common stock which was completed in August 1995.

PROVISION FOR INCOME TAXES

The provision for income taxes for the quarter ended September 30, 1996 was $19.4 million, an effective tax rate of 43.8%, compared to an effective tax rate of 38% for the same quarter in 1995. The provision for income taxes for the nine months ended September 30, 1996 was $48.3 million, an effective tax rate of 40.2%, compared to an effective tax rate of 38% for the comparable period in 1995. The Company's effective tax rate for the quarter and nine months ended September 30, 1996 was impacted by approximately $6.8 million of non-deductible one-time merger costs associated with the NetStar acquisition. The Company's effective tax rate of 38% for the quarter and nine months ended September 30, 1995 approximates the net effective statutory federal and state rates adjusted for tax exempt interest income and the tax benefits associated with the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's principal sources of liquidity included $332.3 million of cash and cash equivalents, short-term investments and investments, and an unsecured $15.0 million revolving line of credit which expires in November 1997. There were no borrowings under the line of credit in the first nine months of 1996. The increase in cash and cash equivalents of $20.3 million for the nine months ended September 30, 1996 was principally due to $66.0 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and by $3.1 million of funds provided by operations, partially offset by $44.6 million of funds used in investment activities and $4.2 million of repayment of notes payable. The net cash provided by operating activities for the nine months ended September 30, 1996 was primarily due to increases in net income, accounts payable and accrued liabilities partially offset by increases in inventories, accounts receivable and other assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                          ASCEND COMMUNICATIONS, INC.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash used in investing activities of $44.6 million for the nine months ended September 30, 1996 related primarily to expenditures for furniture, fixtures and equipment of $22.0 million and net purchases of investments of $22.6 million. Financing activities provided $61.8 million for the nine months ended September 30, 1996, primarily due to $66.0 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans less $4.2 million used to repay notes payable.

At September 30, 1996, the Company had $400.6 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and year-to-date operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4 filed on June 14, 1996. This Report on Form 10-Q should be read in conjunction with such Form S-4, particularly the section entitled "Risk Factors" contained in the Form S-4. These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

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

The Company has concluded the acquisition of three companies in 1996. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. In September 1996, the Company introduced the MAX TNT, a high density, high capacity WAN access switch, and the GRF400, a high performance IP Switch. The introduction of these and other new products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Furthermore, products such as those offered by the Company may contain undetected or unresolved hardware problems or software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, hardware problems or software errors will not be found in new products such as the MAX TNT and the GRF400 after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and/or financial condition.

In consideration of these factors, there can be no assurance that the Company will be able to sustain growth in revenues or profitability, particularly on a period-to-period basis.

                          ASCEND COMMUNICATIONS, INC.

PART II:  OTHER INFORMATION


Item 1: Legal Proceedings:

              Not Applicable.

Item 2: Changes in Securities:

              Not Applicable.

Item 3: Defaults upon Senior Securities:

              Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

A Special Meeting of Stockholders was held on August 12, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, an amendment to the Company's 1989 Stock Option Plan to increase by 15,000,000 the number of shares reserved for issuance thereunder was approved with 64,819,208 shares voting in favor, 32,157,713 shares voting against, 153,269 abstaining and 15,193,956 broker non-votes.

Item 5: Other Information:

              Not Applicable

Item 6:  Exhibits and Reports on Form 8-K:

       A:  Exhibits


   No.        Description
----------    --------------------------------------------------------------------------

(6)   3.1     Certificate of Incorporation.

(1)   3.2     By-Laws.

(1)   10.1    First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)   10.2    Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)   10.3    Ascend Communications, Inc. 1994 Outside Directors Stock Option Plan.

(1)   10.4    Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

(1)   10.5    Lease dated August 8, 1991, by and between the Registrant and Harbor Bay
              Isle Associates, the First Addendum thereto, dated August 8, 1991, and the Second Addendum thereto, dated February 25, 1994.

(1)   10.6    OEM Contract Agreement #LGSC102DS, dated September 28, 1992, by and between the Registrant and AT&T Paradyne Corporation, Amendment
              Number 1 thereto, dated September 30, 1992; Amendment No. 2 thereto, dated
              March 9, 1993; Amendment No. 3 thereto, dated March 10, 1993; and
              Amendment No. 4 thereto, dated December 15, 1993.

(1)   10.7    Agreement, dated March 15, 1993, by and between the Registrant and
              North Supply Company.

(1)   10.8    Form of Indemnity Agreement for directors and officers.

(2)   10.9    Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

(3)   10.10   Lease Agreement, Lease Rider and Second Lease Rider, dated May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.



       (A)   Exhibits (continued)

   No.        Description
----------    --------------------------------------------------------------------------

(4)   10.11   Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

(5)   10.12   Lease agreement dated March 27, 1996, by and between the Registrant and
              Sumitomo Bank Leasing and Financing, Inc.

      11.1    Statement regarding computation of earnings per share
              included in notes to condensed consolidated financial statements page 8.

      27.0    Financial Data Schedule.

(1) Incorporated by reference from the Company's Registration
    Statement (No. 33- 77146), effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.


         B:   Form 8-K

              No reports on Form 8-K were filed during the quarter ended
              September 30, 1996.

                          ASCEND COMMUNICATIONS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ASCEND COMMUNICATIONS, INC.

DATE   November 14, 1996                  by /S/ Robert K. Dahl
       -----------------                     ------------------
                                             Robert K. Dahl, Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)



DATE   November 14, 1996                  by /S/ Michael J. Johnson
       -----------------                     ----------------------
                                             Michael J. Johnson, Controller and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)


                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS


   No.        Description
----------    --------------------------------------------------------------------------
(6)   3.1     Certificate of Incorporation.

(1)   3.2     By-Laws.

(1)   10.1    First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)   10.2    Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)   10.3    Ascend Communications, Inc. 1994 Outside Directors Stock Option Plan.

(1)   10.4    Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

(1)   10.5    Lease dated August 8, 1991, by and between the Registrant and Harbor Bay
              Isle Associates, the First Addendum thereto, dated August 8, 1991, and the Second Addendum thereto, dated February 25, 1994.

(1)   10.6    OEM Contract Agreement #LGSC102DS, dated September 28, 1992, by and between the Registrant and AT&T Paradyne Corporation, Amendment Number 1
              thereto, dated September 30, 1992; Amendment No. 2 thereto, dated
              March 9, 1993; Amendment No. 3 thereto, dated March 10, 1993; and
              Amendment No. 4 thereto, dated December 15, 1993.

(1)   10.7    Agreement, dated March 15, 1993, by and between the Registrant and
              North Supply Company.

(1)   10.8    Form of Indemnity Agreement for directors and officers.

(2)   10.9    Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

(3)   10.10   Lease Agreement, Lease Rider and Second Lease Rider, dated May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.


   No.        Description
----------    --------------------------------------------------------------------------

(4)   10.11   Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

(5)   10.12   Lease agreement dated March 27, 1996, by and between the Registrant and
              Sumitomo Bank Leasing and Financing, Inc.

      11.1    Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page 8.

      27.0    Financial Data Schedule.

(1) Incorporated by reference from the Company's Registration
    Statement (No. 33- 77146), effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.
