Form 10-K
period 1996-12-31
ASCEND COMMUNICATIONS INC
filed 1997-03-06
CIK 921146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                       Commission File Number:  000-23774

                          ASCEND COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     94-3092033
 ------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 1701 HARBOR BAY PARKWAY, ALAMEDA, CA                           94502
 --------------------------------------                       ---------
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (510) 769-6001

      Securities registered pursuant to Section 12(b) of the Act:  NONE

        Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK, $0.001 PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1996 the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $6,752,292,426 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, 120,453,082 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 20, 1997 are incorporated by reference into Part III of this Report on Form 10-K.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                -------
Part I:
      ITEM  1. Business                                                                             3

      ITEM  2. Properties                                                                          20

      ITEM  3. Legal Proceedings                                                                   20

      ITEM  4. Submission of Matters to a Vote of Security Holders                                 20

Part II:

      ITEM  5. Market for the Registrant's Common Equity
               and Related Stockholder Matters                                                     20

      ITEM  6. Selected Financial Data                                                             21

      ITEM  7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 22

      ITEM  8. Financial Statements and Supplementary Data                                         27

      ITEM  9. Changes in and Disagreements with Accountants on                                    27
               Accounting and Financial Disclosure
Part III:

      ITEM 10. Directors and Executive Officers of the Registrant                                  27

      ITEM 11. Executive Compensation                                                              27

      ITEM 12. Security Ownership of Certain Beneficial Owners                                     27
               and Management

      ITEM 13. Certain Relationships and Related Transactions                                      27

Part IV:

      ITEM 14. Exhibits, Financial Statement Schedules, and                                        28
               Reports on Form 8-K

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON ITS FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INCLUDE THE WORDS "EXPECTS," "BELIEVES" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE REFERRED TO UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

PART 1

ITEM  1.  BUSINESS


     Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures, markets, sells and supports a broad range of high-speed integrated remote networking products that enable its customers to build: (i) Internet access systems consisting of point-of-presence ("POP") termination equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) high speed IP switches for application in telecommunications carriers and ISP backbone networks (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. These products support existing digital and analog networks.

     The Company has four product families, each of which is focused on a major application segment: MAX products for wide area network ("WAN") access to corporate backbone networks, Internet access in POPs and multimedia access facilities; GRF products for high performance Internet Protocol ("IP") switching in carrier and ISP backbone networks; Pipeline and NetWarp products for telecommuting, remote office access and Internet access by individual sites or users; and Multiband products for videoconferencing and multimedia networks. The Company's products offer integrated security and network management functionality. These products support a wide variety of application interfaces, switched digital services, digital modem services and digital and analog access line types. This wide range of connectivity and interoperability options significantly increases the number of telecommunication carrier, ISP POP, corporate and individual sites that can benefit from Ascend's products. The Company's products are distributed and serviced globally and the Company maintains marketing and sales relationships with ISPs, including UUNET, PSI, BBN, MCI, Demon Internet (UK) and IIJ (Japan), with major telecommunications carriers, including AT&T, Sprint, MCI, GTE, Pacific Bell, Southwestern Bell, British Telecom, France Telecom, Deutsche Telekom and NTT in Japan, with video equipment providers, including Compression Labs, PictureTel and VTEL, and with value-added resellers and distributors throughout the world.


     APPLICATIONS

     As a consequence of the availability of a broad range of network services, a new class of internetworking applications has emerged. Four such applications include WAN and Internet access; WAN and Internet backbone switching; remote local area network ("LAN") and Internet subscriber access; and videoconferencing and multimedia access.

     WAN and Internet Access. The WAN and Internet access markets are driven by the growth of switched digital services offered by telecommunications carriers and by the growth of dial-up internetworking offered through Internet service providers, public information network providers, private network service providers and large corporate telecommunications centers. WAN and Internet access requires managed, high capacity, high density termination of digital and analog switched connections and flexible communications to the appropriate backbone network or the Internet through LAN or WAN circuit or frame relay connections.

     WAN and Internet Backbone Switching. The WAN and Internet backbone switching markets are driven by the high growth of the Internet due to increases in the number of individual Internet subscribers and the number of corporations using the Internet as a virtual private network. This growing traffic on the Internet has put increased demands on the backbone equipment at the core of WAN and Internet networks. Today's backbone switches must handle millions of packets of data per second and simultaneously communicate with the approximately 46,000, and growing, peer devices that form the foundation of today's Internet.

     Remote LAN and Internet Subscriber Access. The remote office and telecommuting/SOHO market is driven primarily by the need for organizations to increase the productivity of network users by extending their corporate backbone network beyond its dedicated leased digital circuit boundaries to remote offices, telecommuters, mobile computer users, vendors and customers. The Internet access market is driven by the need for organizations and individuals to have switched digital connections to Internet services such as inter-company electronic mail, file transfers and the World Wide Web. Remote LAN and Internet subscriber access requires managed, cost-effective connections that can be established and terminated as needed, at sufficient bandwidth.

     Videoconferencing and Multimedia Access. Today's videoconferencing market is driven by corporate demands for better and more efficient communications, thereby enhancing video room system access and worker productivity. With the emergence of the desktop video market, the demand for high performance switched connectivity allowing intra-company as well as inter-company video access equipment has grown. The multimedia market is driven by an array of emerging multimedia access applications which include multimedia banking, telemedicine and distance learning.

     Coincident with the demand for connectivity driven by these applications has been the need for integrated security. In addition, connectivity equipment must contain sophisticated bandwidth management technology to address the significant connectivity challenges posed by the large variety of network services, communications protocols and application specific requirements. Furthermore, connectivity equipment must have the reliability and scalability demanded by large telecommunications carriers and ISPs, which provide these services on a worldwide basis.

THE ASCEND SOLUTION

     Ascend provides the major components of a remote networking solution: access equipment for the remote site, access equipment for the edge of the network, and high speed backbone switching equipment for the core of the network. Ascend's access and backbone systems establish high-speed transparent connections whose bandwidth, duration and destination can be adjusted to suit user application needs.

     The Company's remote LAN and Internet subscriber access products and WAN and Internet access products integrate digital modem technology in addition to switched digital technology, allowing dynamic selection of analog or digital dial-up services and a seamless transition and integration of digital and analog services within a telecommunications carrier, corporation or an ISP's network. The Company's products also provide integrated network management and security functionality.

     The Company's product families incorporate scaleable, modular software and hardware architectures that facilitate rapid, flexible customer deployments. This scalability and modularity also has allowed the Company to rapidly develop new products and additional features. Hardware platforms range from lower cost systems using general purpose microprocessors to high-performance scaleable systems with state-of-the-art RISC processors. All products have integrated hardware and software platforms that can be configured into a wide variety of systems to suit customers' specific needs for capacity, functionality and cost effectiveness.

COMPANY STRATEGY

     The Company's objective is to maintain a leadership position in the market for remote networking systems using the following strategies:

     Focus on Targeted Applications Markets

     Ascend's first product family, the Multiband family, was introduced in February 1991. By focusing on videoconferencing and working closely with telecommunications carriers such as AT&T, MCI and Sprint, Ascend became a market leader in bandwidth on demand videoconferencing access.

     Building on this success and on the existing Multiband technology, Ascend introduced the MAX product family in late 1992. The MAX family of products supports WAN, Internet and multimedia access applications, and has been widely deployed by Internet service providers. In 1996, 1995 and 1994, the MAX product family accounted for approximately 82%, 63% and 26% of the Company's net sales, respectively. In late 1996, the Company introduced the MAX TNT, a carrier class, high-speed/high-capacity WAN access switch that is the newest member of the MAX product family.

     In late 1993, to address the expanding remote LAN and Internet access market, Ascend leveraged the technology incorporated in its MAX and Multiband product families and introduced a new product family of remote site access equipment, the Pipeline family of products. In 1996, 1995 and 1994, the Pipeline product family accounted for approximately 12%, 20% and 10% of the Company's net sales, respectively.

     In late 1996, the Company introduced the GRF product family of high performance IP switches. The GRF is the first product family to be introduced by the Company's High Performance Networking Division (formerly NetStar, Inc.), based in Minneapolis, Minnesota.

     Also in late 1996, to enhance its offerings to the remote LAN and Internet access market, the Company introduced the NetWarp product family of high performance ISDN terminal adapters.

     The Company will continue to monitor future trends and evolving applications, and intends to enhance and expand its range of product offerings to suit the particular network access requirements of significant new applications markets.

     Provide "Any to Any" Connectivity

     The Company believes that its products must support and enable interoperability among common network services and interfaces. The Company currently supports major network services including analog modem, ISDN BRI, ISDN PRI, dedicated digital services up to and including SONET(OC12 - 622 KB/second), Frame Relay, emerging xDSL networks and other derivatives. In addition, the Company currently supports major equipment interfaces such as serial cabling interfaces (V.35), 10/100 MB Ethernet, FDDI, as well as very high speed interfaces such as HIPPI and HISSI. The Company intends to support additional application cabling interfaces, digital access lines and analog and digital services when such offerings become necessary to satisfy the needs of end-user customers in the targeted applications markets.

     Leverage Strategic Distribution and Marketing Relationships

     Since its inception in 1989, the Company has developed close relationships with important value-added resellers ("VARs"), distributors, ISPs, telecommunications carriers and applications equipment manufacturers around the world to support marketing and sales activities in each of its targeted applications markets. The Company leverages the capabilities, resources, expertise and market presence of these strategic partners to bring the Company's products to market rapidly and to respond to developments in these markets. The Company intends to develop similar strategic relationships with additional partners in the future to obtain comparable benefits.

     Focus on Global Markets and Applications

     Organizations around the world utilize the applications targeted by the Company's products, often across national borders. In order to insure its continued success, the Company's products must support analog and digital services available in the major industrial countries throughout the world and enable interoperability of these services. The Company intends to continue to invest in product development aimed at these global markets. The Company currently markets and sells its products outside of North America in Europe, Asia, the Pacific Basin and Latin and South America. The Company intends to support telecommunications services in additional countries as those services become available.

     Exploit Flexible Product Architecture For Rapid Time to Market

     All of the Company's products leverage integrated core software components. This core software is designed to be extensible to accommodate new applications, cabling interfaces, digital access lines and carrier digital services. The software currently operates on three different families of microprocessors, from relatively low-cost processors, such as the Intel 80C18 and Motorola's 68xxx, to state-of-the-art RISC-based processors such as the Intel i960, and is designed to be ported to other microprocessors in the future. In addition, the Company has designed its hardware architecture in a modular fashion so that it can use elements of this architecture in future products. This flexibility, portability and modularity are intended to facilitate a relatively short product design and development cycle and to enable the Company to address new applications markets and support new network services offered by telecommunications carriers.

PRODUCTS

     Ascend has developed four product families based on an integrated software-based architecture intended to permit its products to: (i) connect to the major types of analog and digital access lines worldwide; (ii) connect to widely available dedicated line services, switched digital services and digital modem services; (iii) connect to the major types of telecommunications services worldwide; (iv) provide support for different types of applications and application interfaces; and (v) accommodate network growth and application expansion in a scaleable fashion.

     The Company provides integrated firewall and encryption security software for its products. In addition, the Company's products also support local and remote management of the access equipment, the access line interface and the application interface. Ascend products can be managed from a central location using either Ascend's proprietary remote management protocols or standards-based Simple Network Management Protocol (SNMP).

     MAX

     Ascend introduced its first MAX products in late 1992. Sales of MAX products accounted for approximately 82%, 63% and 26% of the Company's net sales in 1996, 1995 and 1994, respectively. Products in the MAX product family range from the low-end MAX 200+ to the recently introduced MAX TNT, a carrier class, high-speed/high-capacity WAN access switch. The entire MAX family of integrated access servers provide bandwidth on demand for WAN, Internet and multimedia access over common sets of digital access lines. Each MAX product supports a modular card and backplane system that allows users to configure each unit according to application and bandwidth requirements. MAX products can be configured with HDLC and digital modem cards to act as a central site remote LAN access server, allowing up to 672 simultaneous remote users to dial into the corporate backbone network or ISP network. MAX 2000 and 4000 series units can be configured with Multiband cards, providing up to 36 high-speed inverse multiplexing ports for central site videoconferencing, dedicated circuit backup and disaster recovery, dedicated circuit overflow and load balancing, high speed bulk file transfer, high quality audio transmission and other applications. MAX product family features include:

     . Wide capacity range from MAX 200+ (8 sessions) to MAX TNT (672 sessions).

     . High density digital modem support (72 per MAX 4004; 672 per multi-shelf MAX TNT).

     . Frame relay connectivity via a high speed serial connection (1 X 8Mbps per MAX 4004; 4 X 53Mbps per MAX TNT), connection to a local frame relay switch or integrated T1 CSU/DSU (4 X 24 DS0s per MAX 4000; 128 X 24 DS0s per MAX TNT) access to a remote switch.

     . Dynamic Bandwidth Allocation (MP, MPP, BACP) and Inverse Multiplexing (AIM, BONDING) support facilitates the needs of modern remote access and videoconferencing environments.

     . The TNT can accommodate a full DS3, and has 10/100Mbps Ethernet, HSSI, FDDI, V.35, POTS, E1/T1/PRI, Digital Modem, Unchannelized T1, redundant AC or DC power supply and hot-swappable modules.

     . Translation of traditional T1/PRI signaling to out-of-band ISDN signaling for support of voice services offered through a PBX.

     . Support of network access from multiple diverse network carriers and unique hardware provides load-based, circuit-level automatic backup and overflow accommodation for fault-tolerance.

     . Heterogeneous network access, providing T1, ISDN PRI and ISDN BRI concurrently in the same device to optimize bandwidth utilization and cost. Low-bandwidth, low-cost ISDN BRI access lines may be used as backup for a T1 access line. ISDN BRI may also provide ISDN to the desktop for desktop videoconferencing.

     Ascend has obtained certification for MAX products in approximately 35 countries and has applied for certification in several other countries. Low and mid-level MAX units generally range in list price from $2,400 to $30,000, with units fully configured with digital modems ranging up to approximately $60,000. MAX TNT units generally range in list price from $60,000 for a basic configuration to $300,000 for a multi-shelf configuration.

     GRF

     Ascend introduced its first GRF products in September 1996. The GRF family of high-performance IP switches enable telecommunications carriers and ISPs to cost-effectively offer competitive network access and backbone services. The GRF's unique architecture combines its Layer-3 switch with intelligent IP forwarding media cards to deliver scaleable performance up to 10 million packets per second. The GRF products are equipped to handle the high-bandwidth requirements of demanding network environments, such as the Internet.

     The GRF easily integrates into existing networks using industry-standard LAN and WAN interfaces. Network designers can place the GRF into their backbone network to consolidate equipment, increase port density, increase packet handling and router handling capacity and reduce the cost of ownership.

     The GRF Family includes the GRF 400 and GRF 1600. Introduced in September 1996, the GRF 400 offers 4 Gb/s bandwidth to support up to four media cards and forward up to 2.8 million packets per second. Ascend announced its newest IP switching product, the GRF 1600, in February 1997. The GRF 1600 has 16 Gb/s bandwidth to support up to 16 media cards and deliver scaleable performance of up to 10 million packets per second.

     GRF IP switch features include:

     . Support for industry-standard media types such as HSSI, 10/100 Base-T, ATM OC3c, IP/SONET OC-3cf, ATM OC-12c, FDDI, CDDI and HPPI.

     . Quick Branch Routing Technology (QBRT) for hardware-assisted full route table lookup of up to 150,000 routes in less than 2.5 microseconds.

     .  Full suite of routing protocols including multicast, BGP3/4 and IS-IS.

     . High-availability features including redundant load-balancing power supplies, redundant load-balancing fans (GRF 1600), hot swappable media cards and remote access and reboot.


     The GRF 400 is now available with a base unit price of approximately $15,650. The GRF 1600 base unit is scheduled to be available in North America in the second quarter of 1997 at a starting price of approximately $32,000. Media cards for the GRF 400 and GRF 1600 are currently available at prices ranging from $13,500 to $25,000. A typical system configuration is $96,000.

     PIPELINE AND NETWARP

     Ascend introduced its first Pipeline products in late 1993. Sales of Pipeline products accounted for approximately 12%, 20% and 10% of the Company's net sales in 1996, 1995 and 1994, respectively. The Pipeline product family provides access equipment for remote office, telecommuting, SOHO and Internet access. Pipeline products incorporate standards-based LAN routing and bridging protocols transmitted over switched or dedicated digital services, and include inverse multiplexing functionality to allow users to obtain higher data rates than are available from individual digital access lines and switched digital circuits.

     Pipeline products support the major types of digital access lines and provide interoperability between different access line types. Certain of the Pipeline features enabling remote LAN access include:

     .  Security protocols such as Challenge Handshake Authentication Protocol
        (CHAP), Password Authentication Protocol (PAP) and UNIX Syslog. Security protocols are crucial to ensure the integrity of the backbone network.

     . Support of additional security capabilities including call-back and filtering on a per-caller basis.

     . Packet-level inverse multiplexing for greater performance than can be obtained over single channel connections.

     . Support for key encapsulation protocols including PPP, MP and Ascend's and other companies' proprietary encapsulation protocols.

     . Support for data compression over wide area networks for improved performance.

     . Support of protocol spoofing to minimize connect-time costs over the wide area network and to maximize remote site performance.

     .  Call Detail Recording ("CDR") for billing and monitoring purposes.

     . Filter-based call establishment and termination to ensure that connections are active only for the duration required for the application.

     .  Telnet and SNMP network management capabilities.

     Members of the Pipeline product family include the low-end Pipeline 25-PX and Pipeline 25-FX, the mid-range Pipeline 50 and Pipeline 75 and the Pipeline 130, which may be used for high-end remote LAN access or as a small central site WAN access device. The low-end products in the Pipeline product family are targeted at the telecommuting and Internet access market and are designed for the less technically sophisticated user. The Company distributes these product through channels targeted at such users. These product have yielded lower gross margins than the Company's other products. Ascend has obtained certification for Pipeline products in approximately 30 countries and has applied for certification in several other countries. Pipeline 25-PX units generally range in list price from $595 to $695. Pipeline 50 units generally range in list price from $895 to $1,695 and Pipeline 130 units generally range in list price from $1,895 to $1,995.

     In late 1996, to enhance its offerings in the remote LAN and Internet access market, the Company introduced the NetWarp family of high performance ISDN terminal adapters ("TAs"). NetWarp products address the burgeoning market of home users who want high-speed ISDN access to the Internet. NetWarp products are designed to address the three primary end-user requirements for ISDN dial-up: performance, low cost and easy installation. The NetWarp ISDN terminal adapters support all three Windows environments: Windows 3.x, Windows/NT and Windows 95. To facilitate installation and ease of set-up, NetWarp products are plug and play capable and include automatic switch protocol detection to eliminate error-prone manual configuration required in existing TA-type products. NetWarp units generally range in list price from $169 to $349.

     MULTIBAND

     Ascend introduced its first Multiband products in February 1991 and introduced a cost-reduced product, the Multiband Plus, in May 1992. In 1995, the Company introduced the Multiband VSX, a less expensive, reduced functionality version of its Multiband Plus product. Sales of Multiband products accounted for approximately 5%, 15% and 58% of the Company's net sales in 1996, 1995 and 1994, respectively. The Multiband family is focused primarily on videoconferencing and multimedia applications. This family of bandwidth on demand controllers provides global bandwidth on demand at speeds from 56 kbit/s to 4 Mbit/s using switched digital services.

     The Multiband Plus product supports four simultaneous high-speed digital connections, connecting to applications using serial ports. The product incorporates inverse multiplexing, dynamic bandwidth allocation, global connectivity and comprehensive management capabilities to allow users to create bandwidth on demand network solutions primarily for videoconferencing and multimedia applications. Multiband Remote Port Modules (RPM) facilitate bandwidth distribution within a facility by extending serial data ports from Multiband products over unshielded twisted pair wiring to applications throughout a facility for distances up to 3,400 feet.

     Certain of the key Multiband features enabling videoconferencing access include:

     .   Inverse multiplexing.

     .   Support for all major inverse multiplexing standards, including
         BONDING.

     .   Remote management capability on all models.

     .   Integrated SNMP management with direct Ethernet access.

     . Support for all major videoconferencing dialing protocols, such as RS-366, extended Switched Digital Services Applications Forum (SDSAF),
         V.25 bis and X.21 for international compatibility.

     . Support for dual paired ports to interoperate with the installed base of videoconferencing systems that do not support inverse multiplexing.

     .   Compatibility with the major brands of videoconferencing equipment.

     Ascend has obtained country certifications for Multiband Plus products in approximately 24 countries and has applied for certification in several other countries. Multiband VSX units generally range in list price from $1,200 to $7,500. Multiband Plus units generally range in list price from $7,000 to $12,000.

TECHNOLOGY

     Ascend has developed a core software architecture that is modular and portable. This software is used throughout all products and runs on three different hardware microprocessors: Intel 80C188, Intel RISC i960 and Motorola 68xxx. The key capabilities of Ascend's technology are:

     Wide Area Network Protocol Software. Ascend products connect to and manage wide area communications for a variety of digital and analog access lines and switched and leased digital services worldwide. Each digital or analog access line and digital service has specific connect and disconnect protocols. The Company's products support 36 wide area network protocols and five wide area digital access interfaces. These protocols include 20 different ISDN call signaling protocols worldwide.

     Bandwidth Management Software. The Company's products manage wide area network bandwidth over a variety of digital services, digital access lines and user applications. The Company's products support several bandwidth on demand technologies which allow dynamic changes in bandwidth during a communications session, including Ascend Inverse Multiplexing (AIM) industry standard inverse multiplexing, such as BONDING, as well as software data compression.

     Remote LAN Access Software. The Company's products incorporate standards used in remote LAN access including PPP (Point-to Point Protocol) and MP (Multilink PPP). The Company has also developed proprietary extensions to the standard protocols by optimizing them for remote LAN access. These include MPP, Ascend's Multipoint Point-to-Point Protocol.

     Standards-Based Security. The Company's products support many standard and extended methods for providing security and access control for WAN access, including CHAP, PAP, Extended TACACS, Radius and UNIX Syslog.

     Application Specific Software. The Company's products support a wide variety of application equipment, such as videoconferencing equipment, routers, T1 multiplexers and PBXs, and a wide variety of application cabling, such as serial ports and unshielded twisted pair wiring. The Company's Multiband product family implements the videoconferencing protocol RS-366 and is compatible with videoconferencing equipment manufactured by Compression Labs, PictureTel, VTEL, British Telecom, GPT, Panasonic and others. In addition, the Company's products support network management, remote diagnostics and a wide variety of advanced security protocols.


MARKETING AND SALES

     The Company's marketing and sales objective is to ensure that subscribers to network services and users of applications equipment requiring such services are aware of the capabilities and benefits of the Company's products. To accomplish this objective the Company has developed and maintains marketing and sales relationships with value-added resellers, distributors, ISPs, major telecommunications carriers and applications equipment manufacturers who, in turn, market and sell the Company's products to end-user customers. The Company's sales force also sells products directly to certain end-user customers.

     The primary role of the Company's sales force is to: (i) provide support to the value-added resellers, distributors, ISPs, telecommunications carriers and applications equipment manufacturers; (ii) assist ISPs and end-user customers in addressing complex network and Internet access problems; (iii) differentiate the features and capabilities of the Company's products from competitive offerings; and (iv) continually monitor and understand ISPs' and end-user customers' evolving needs for network services.

     The Company also has several marketing programs to support the sale and distribution of its products. The objective of these programs is to inform value-added resellers, distributors, ISPs, telecommunications carriers, applications equipment manufacturers and end-user customers about the capabilities and benefits available with the use of the Company's remote networking equipment. The programs include participation in industry trade shows and technical conferences, design and presentation of technology seminars, publication of customer newsletters and technical and educational articles for the trade press and other industry journals and frequent communications with the installed base of end-user customers regarding evolving applications for the Company's products.

     Internet Service Providers

     The Company's MAX and Pipeline products are sold through its direct, value-added reseller and distributor channels to ISPs. The Company has relationships with many major ISPs worldwide, including UUNET, PSI, BBN, MCI, Demon Internet and IIJ. UUNET, who first commenced volume purchases of the Company's products in 1995, accounted for approximately 7% and 11% of net sales in 1996 and 1995, respectively.


     Value-Added Resellers and Distributors

     In North America, the Company employs a two-tier reseller channel strategy. As part of this strategy, the Company maintains contractual relationships with and sells its products to VARs and end-users around the world through three large distributors: Merisel, Ingram and Tech Data. In addition, the Company has entered into non-exclusive agreements with approximately 87 premier VARs to sell and service the Company's products. The terms of the agreements generally are for periods not in excess of twelve months, subject to annual renewals and earlier termination by either party with prior notice. Value-added resellers and distributors are entitled to periodically return unsold inventory to the Company. Returns are subject to a maximum limit and may be subject to a minimum restocking requirement. To date such inventory returns have not been material.


     Telecommunications Carriers

     The Company's products are sold and serviced by major telecommunications carriers around the world, including AT&T, Sprint, MCI, GTE, Pacific Bell, Southwestern Bell, U.S. West, Ameritech, British Telecom, France Telecom, Deutsche Telekom and NTT in Japan. Sales to telecommunications carriers are made on open account and are subject to the Company's standard terms and conditions of sale. Certain of the telecommunications carriers are entitled to periodically exchange unsold inventory for other products offered by the Company, subject to a maximum exchange limit and subject to a minimum restocking requirement for returned inventory. To date, such inventory exchanges have not been material.


     Applications Equipment Manufacturers

     The Company's products are also sold and serviced by several applications equipment manufacturers, including Lucent Technologies, Inc. ("Lucent"), Northern Telecom, Inc., Alcatel and NEC. Under its agreement with Lucent, the Company provides its Multiband, MAX and Pipeline products for resale by Lucent under the Lucent label. Lucent may, at any time, cancel orders for product delivery which it has placed with the Company, subject to the payment of specified minimum amounts. In addition, the Company has entered into agreements with applications equipment manufacturers and integrators of videoconferencing equipment, including Compression Labs, PictureTel, VTEL, and Panasonic, which authorize these companies to resell the Company's products using the Company's identification label. These videoconferencing applications equipment manufacturers are not obligated to purchase minimum volumes of product and they may cancel orders placed with the Company at any time prior to scheduled payment.

     North American Sales and Marketing Organization

     As of December 31, 1996, the Company's North America sales and marketing organization included 265 individuals, including managers, sales representatives, and technical and administrative support personnel. The Company has 44 sales offices located in the following metropolitan areas: Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Durham, Dallas, Denver, Hartford, Houston, Indianapolis, Kansas City, Los Angeles, Minneapolis, New York, Orlando, Phoenix, Portland, Providence, San Francisco, Seattle, St.
Louis, Tampa, Toronto, Vancouver and Washington D.C.. The Company intends to continue to recruit highly trained individuals for its North America sales organization.


     International Sales

     The Company's international sales have been principally export sales and currently are made through approximately 200 telecommunications carriers, Internet service providers, value-added resellers and distributors servicing approximately 50 countries, including Japan, Germany, United Kingdom, France, Sweden, Belgium, Italy, Spain, Hong Kong, Australia, Singapore, Korea, Taiwan and China. The carriers, value-added resellers and distributors generally provide system installation, technical assistance and support to end-user customers within their area of responsibility. Generally, international telecommunications carriers, value-added resellers and distributors have non-exclusive rights to sell and market the Company's products within their respective countries.

     As of December 31, 1996, the Company's international sales organization included 101 individuals, including managers, sales representatives and technical and administrative support personnel. The Company has sales offices in the United Kingdom, Germany, France, Belgium, Japan, Hong Kong, Singapore and Australia.

     International sales accounted for approximately 48%, 29% and 20% of net sales in 1996, 1995 and 1994, respectively (See Note 1 of Notes to
Consolidated Financial Statements). International sales are made in United States dollars and are subject to government controls and other risks associated with international business activities. To date, the Company has not experienced any material difficulties or interruptions with respect to its international business activities.


TECHNICAL ASSISTANCE AND SUPPORT

     A high level of continuing technical assistance and support is important to the Company's objective of developing long-term relationships with customers. The majority of these technical assistance and support activities are related to installations and network configuration issues and are primarily provided by third parties distributing the Company's products. The Company supports its sales personnel and customers by providing telephone support and remote access to customer installations through the Company's Technical Assistance Centers in Alameda, California and Sophia Antipolis, France. Remote access is accomplished either through a digital dial-up network connection directly to a customer's installation or through a modem connection to the control port of the customer's system. The connection allows the Company's technical support personnel to remotely analyze and correct software, installation and configuration problems. The Company also offers on-site installation and technical assistance for fixed fees, which to date have not been significant.

     The Company's products have standard warranties of up to 12 months. The Company has a variety of comprehensive and flexible hardware and software maintenance and support programs available for products no longer under warranty, with services ranging from time and materials remote service support to 24-hour on-site support, depending on the end-user customer preference. The Company also offers various training courses for its third party resellers and end-user customers. To date, revenues attributable to customer service, support and training services have not been significant.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. The Company also believes its product development activities should be directed to solving the practical needs of its customers. The Company monitors changing customer needs and works closely with users of network access products, including ISPs, telecommunications carriers, applications equipment manufacturers, value-added resellers and distributors, end-user customers and market research organizations to monitor changes in the marketplace. The Company intends to remain dedicated to industry standards and to continue to support emerging wide area networking protocol standards and carrier services.

     The Company's software and hardware architecture is modular in design, facilitating a relatively short product design and development cycle and reducing the time to market for new products and features. The Company has utilized this architectural design to develop and introduce numerous product models and enhancements since the introduction of its first products in 1991. The Company intends to continue to utilize this architectural design to develop and introduce additional products and enhancements in the future.

     The Company and its major customers test new products prior to their general commercial availability. The Company conducts both internal testing and beta testing with selected customers. To date, the Company has not experienced any material product returns or software or hardware defects.

     The Company has expanded its research and development expertise by acquiring key technologies and core competencies through mergers with and acquisitions of public and private companies in the networking industry. In 1997, the company acquired InterCon Systems Corporation ("InterCon"), a leading developer of client software products for both the corporate and ISP markets and has entered into an agreement to acquire Whitetree, Inc.("Whitetree") a developer and manufacturer of high-speed switching products. In December 1996, the Company acquired StonyBrook Services, Inc. ("StonyBrook"), a developer of network management software. In August 1996, the Company acquired NetStar, Inc. ("NetStar"), a developer and manufacturer of high performance, high speed Internet Protocol (IP) network switches. In August 1996, the Company acquired Subspace Communications, Inc. ("Subspace"), a developer of PC-based data and telecommunications products for the home and small office environments. In March 1996, the Company acquired Morning Star Technologies, Inc. ("Morning Star"), a developer of network routing software and advanced network security products.

     The Company is currently undertaking development efforts for each of its product families. MAX development efforts include improving network access and network management capabilities as well as improving price/performance. Pipeline development efforts include digital and analog integration, support of additional WAN protocols and cost reduction engineering. Multiband development efforts include integration of emerging multimedia access applications such as multimedia banking, telemedicine and distance learning as well as improving price/performance.

     Schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its scheduled first customer shipment dates. Also, there can be no assurance that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product announcements by other companies.

     The Company's research and development expenditures were $40.3 million, $12.4 million and $6.1 million in 1996, 1995 and 1994, respectively. Research and development expenditures are expensed as incurred. At December 31, 1996, 210 full-time employees were engaged in research and development. During 1996, the Company added development facilities in Columbus, Ohio; Fremont, California; Minneapolis, Minnesota and Bohemia, New York.

COMPETITION

     The market for remote networking systems is highly competitive and subject to rapid technological change. The Company expects competition to persist and increase in the future. The Company's current competitors can be divided into four groups: manufacturers of WAN and Internet access equipment, manufacturers of high speed switching equipment for backbone networks, manufacturers of remote LAN and Internet subscriber access equipment and manufacturers of bandwidth on demand products addressing the needs of the videoconferencing and multimedia market.

     In the WAN and Inernet access market, the Company's primary competitors are Cisco Systems ("Cisco"), U.S. Robotics and Shiva Corporation. Cisco has substantially greater financial, marketing and technical resources than the Company. In the WAN and Internet backbone switching market, the Company's primary competitor is Cisco. In the remote LAN access and Internet subscriber access market, competiton is widespread, although few companies have positioned their products specifically as digital bandwidth on demand network access systems. The Company's primary competitors in this market are Gandalf, Cisco, Shiva and 3Com. In the videoconferencing and multimedia access market, competitors include Teleos Communications (a subsidiary of Madge Networks, Inc.), Adtran and Promptus Communications (a subsidiary of GTI).

     Competitive factors in the remote networking market include core technology, breadth of product features, scalability of products, product quality and functionality, pricing, marketing and distribution resources, international certifications and technical service and support. The Company believes it presently competes favorably with respect to each of these factors and is positioned to respond to anticipated competitive actions.

     Competitive factors in the high speed switching market include support for standards based protocols, the need for multiple interfaces, the ability to handle the size and dynamic nature of the Internet addressing infrastructure and throughput measured in packets per second. The Company believes it presently competes favorably with respect to each of these factors and is positioned to respond to anticipated competitive actions.

     The Company expects additional competition from existing competitors and from a number of other companies that may enter the Company's existing and future markets. The additional competition could adversely affect the Company's business, results of operations and financial condition. Some of the Company's current and potential competitors have substantially greater financial, marketing and technical resources than the Company.


MANUFACTURING AND QUALITY

     The Company has received the International Standard Organization (ISO) 9001 certification for quality. The Company's manufacturing operations consist primarily of materials planning and procurement, final assembly, burn-in, final system testing and quality control. The Company designs all of the hardware sub-assemblies for its products and uses the services of contract manufacturers to build these sub-assemblies and certain of its products to the Company's specifications. The Company presently uses a variety of independent third party contract assembly companies to perform printed circuit board assembly and in-circuit testing. The Company installs its proprietary software into the electronically erasable programmable read only memory (EEPROM) of its systems in order to configure products to meet customer needs and to maintain quality control and system security. The manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of individual customer requirements. The Company uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing and statistical process control testing by technicians, to assure the quality and reliability of its products. To date, the Company has not experienced significant product defects or customer returns of products.

     Although the Company generally uses standard parts and components for its products, certain components including certain key microprocessors and integrated circuits, are presently available only from a single source or from limited sources. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply or a significant increase in the price of components could adversely affect the Company's revenues and financial results and could impact customer relations.

     The Company increased its manufacturing capacity in 1996, 1995 and 1994 by adding additional facilities and personnel and will continue to increase its manufacturing capacity as needed. The Company's financial results could be adversely affected if it encounters delays or for any other reason does not expand manufacturing capacity as required.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology, although the Company believes that its success is more dependent upon its technical expertise than its proprietary rights. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

EMPLOYEES

     As of December 31, 1996, the Company employed 721 persons, including 366 in sales and marketing, 83 in manufacturing, 210 in engineering and 62 in finance and administration. Of these, 88 were employed outside of North America. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

     The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing and product development personnel. The Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company.

     The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that its continued growth will require it to recruit and hire a substantial number of new engineering, sales, marketing and managerial personnel. There can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls and to expand its manufacturing capacity. If the Company's management is unable to manage growth effectively, the Company's business, results of operations and financial condition may be materially and adversely affected.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's corporate executive officers are as follows:

         Name                       Age                        Position                                                 Since
         ----                       ---                        --------                                                 -----
Mory Ejabat......................... 46         President, Chief Executive Officer and Director                           1990
Curtis N. Sanford................... 38         Senior Vice President, International Sales and                            1990
                                                General Manager of International Operations
Robert K. Dahl...................... 56         Vice President, Finance, Chief Financial Officer and Director             1994
Michael Hendren..................... 50         Senior Vice President, North America Sales                                1994
Anthony Stagno...................... 56         Vice President, Manufacturing                                             1992
Michael J. Johnson.................. 44         Controller and Chief Accounting Officer                                   1994
Jeanette Symons..................... 34         Executive Vice President, Advanced Products and Technology Group and      1989
                                                Chief Technical Officer
Bernard Schneider................... 40         Vice President, Strategic Business Development                            1995
William H. Kind..................... 41         Vice President, Engineering                                               1996

     Mr. Ejabat joined the Company in January 1990 as Vice President, Operations, and he served in this capacity until December 1992. From December 1992 until March 1994, he served as Executive Vice President. From March 1994 until June 1995, he served as President, Chief Operating Officer and a director of the Company. Since June 1995, he has served as President, Chief Executive Officer and a director of the Company. From January 1979 to June 1989, Mr. Ejabat was employed by Micom Systems, Inc., a data communications equipment manufacturer, where he served in various management capacities, including Vice President for Wide Area Communications Products and Vice President of Development and Operations.

     Mr. Sanford joined the Company in January 1990 as Vice President, International. From January 1993 until May 1994 he served as Vice President, Worldwide Marketing and International Sales. From May 1994 to December 1995 he served as Vice President, International Sales. Since December 1995, he has served as Senior Vice President, International Sales and General Manager of International Operations. From June 1980 to December 1989, Mr. Sanford was employed by BBN Communications Corporation, a data communications equipment manufacturer, most recently as Director, Far East Operations.

     Mr. Dahl joined the Company in January 1994 as Vice President, Finance and Chief Financial Officer. He has served as a director of the Company since July 1995. From May 1991 to December 1993, Mr. Dahl was a private investor and a principal in Dahl-De Vivo Management Co., a private investment firm. From January 1991 to May 1991, he was employed as Executive Vice President and Chief Financial Officer for Digital Microwave Corporation. From January 1988 to December 1990, Mr. Dahl was Senior Vice President, Chief Financial Officer and a member of the Board of Directors of American President Cos., Ltd., a diversified transportation company. From July 1986 to December 1987, he was employed by Ungermann-Bass, Inc., a networking equipment supplier, as Executive Vice President and Chief Financial Officer and also served as a member of its Board of Directors. From June 1979 to July 1986, he was employed as Vice President and Chief Financial Officer of ROLM Corporation, a manufacturer of customer premises communications equipment.

     Mr. Hendren joined the Company in May 1994 as Vice President, North American Sales. Since December 1995, he has served as Senior Vice President, North America Sales. From January 1990 to April 1994, Mr. Hendren was employed by ACC Corp., a communications equipment manufacturer, most recently as Vice President of Sales.

     Mr. Stagno joined the Company in January 1992 as Director, Quality Assurance, and since July 1994 has served as Vice President, Manufacturing. From November 1989 to December 1991, Mr. Stagno was employed by MiniMed Technologies, an electronic medical instruments manufacturer, most recently as Director, Quality Assurance.

     Mr. Johnson joined the Company in May 1994 as Controller and Chief Accounting Officer. From December 1992 to May 1994, Mr. Johnson was Vice President of Finance and Chief Financial Officer for Skylawn Corporation. From October 1990 to November 1992, he was employed as Controller and Chief Accounting Officer for Itel Rail Corporation, a rail car leasing, maintenance, and transportation company. From July 1987 to September 1990, Mr. Johnson was Vice President and Chief Financial Officer of the Oakland Tribune, Inc., a newspaper publisher. From May 1981 to June 1987, he was employed as Controller of Baron Data Systems, Inc., a computer software and equipment manufacturer.

     Ms. Symons is a co-founder of the Company and served as Director of Engineering from inception until March 1994. From March 1994 to June 1995, Ms. Symons served as Assistant Vice President, Engineering. From June 1995 to January 1997 she served as Vice President, Engineering and Chief Technical Officer. Since January 1997, she has served as Executive Vice President, Advanced Products and Technology Group and Chief Technical Officer. From October 1983 to December 1988, she was employed as an engineer by Hayes Microcomputer Products, Inc., a data communications equipment manufacturer.

     Mr. Schneider joined the Company in June 1995 as Vice President, Marketing and served in this capacity until July 1996. Since July 1996, Mr. Schneider has served as Vice President, Strategic Business Development. From July 1990 to June 1995, Mr. Schneider was Director of Data Product Management of Sprint Corp., a telecommunications equipment provider. From October 1983 to July 1990, Mr. Schneider was Director, Telecommunications for United Stationers, an office products company.

     Mr. Kind joined the Company in October 1996 as Vice President, Engineering. From October 1995 to October 1996, Mr. Kind was Senior Director of Engineering at Cisco Systems. From October 1985 to June 1995, Mr. Kind served in various senior engineering management positions in the Networking Division of Hewlett Packard in Roseville, California.

ITEM  2.  PROPERTIES

     The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 250,000 square feet and are located in four buildings in Alameda, California. The Company occupies its current facilities under leases which expire at various dates through December 2001. In addition, the Company leases sales offices and development centers in the metropolitan areas of Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Durham, Dallas, Denver, Hartford, Houston, Indianapolis, Kansas City, Los Angeles, Minneapolis, New York, Orlando, Phoenix, Portland, Providence, Salt Lake City, San Francisco, Seattle, St. Louis, Tampa, Toronto, Vancouver and Washington D.C. The Company expects that it will require additional facilities over the next few years, and the Company believes that additional space will be available.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Ascend Communications, Inc. during the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ASND. As of February 28, 1997 there were approximately 1,144 stockholders of record. The following table sets forth for the period indicated, the high and low closing prices for Ascend's Common Stock as reported by the Nasdaq National Market.

                                                            1996                                     1995
                                               --------------------------------         --------------------------------
                                                   High                 Low                 High                 Low
                                               -----------          -----------         -----------          -----------
Fourth quarter ended December 31,               $ 73.88              $ 60.13             $ 40.63              $ 16.50

Third quarter ended September 30,                 67.81                41.75               21.56                12.25

Second quarter ended June 30,                     70.63                51.75               13.00                 7.84

First quarter ended March 31,                     57.00                32.25                8.22                 4.94



     The Company has not paid cash dividends on its Common Stock to date. The Company currently intends to retain earnings, if any, for use in its business, and does not anticipate paying cash dividends to its stockholders in the near future.

     The Company believes factors such as quarter-to-quarter variances in financial results and announcements of new products and new orders by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock prices for many high technology companies typically experience extreme price fluctuations, which often are not related to changes in the operating performance of the specific companies. Broad market fluctuations as well as general economic conditions such as a recessionary period or high interest rates may adversely affect the market price of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


Consolidated Statements of                                                      Year Ended December 31,
    Operations Data:                            ----------------------------------------------------------------------------------
                                                    1996                 1995               1994            1993           1992
                                                -----------          ------------       ------------    -----------     ----------
                                                                       (in thousands, except per share amounts)
Net sales                                         $549,297             $152,604           $39,655         $16,215      $ 7,236
Cost of sales                                      192,226               53,296            13,387           5,587        3,439
                                                  --------             --------           -------         -------      -------
    Gross profit                                   357,071               99,308            26,268          10,628        3,797
Operating expenses:
    Research and development                        40,291               12,400             6,139           3,092        2,480
    Sales and marketing                            111,599               35,447            11,409           5,790        4,305
    General and administrative                      16,745                9,129             3,569           2,208        1,214
    Purchased research and development                  -                 3,032                -               -            -
    Costs of merger                                 13,900                   -                 -               -            -
                                                  --------             --------           -------         -------      -------
                Total operating expenses           182,535               60,008            21,117          11,090        7,999
                                                  --------             --------           -------         -------      -------
Operating income (loss)                            174,536               39,300             5,151            (462)      (4,202)
Interest, net                                       11,879                5,122               969              97          138
                                                  --------             --------           -------         -------      -------
Income (loss) before income taxes                  186,415               44,422             6,120            (365)      (4,064)
Provision (benefit) for income taxes                73,304               16,887              (430)             -            -
                                                  --------             --------           -------         -------      -------

Net income (loss)                                 $113,111             $ 27,535           $ 6,550         $  (365)     $(4,064)
                                                  ========             ========           =======         =======      =======

Net income (loss) per share                       $   0.89             $   0.25           $  0.07         $  0.00      $ (0.34)
                                                  ========             ========           =======         =======      =======
Number of shares used in per share
    calculation                                    127,809              111,362            94,583          83,117       12,051
                                                  ========             ========           =======         =======      =======

                                                                                        December 31,
                                                -----------------------------------------------------------------------------------
Consolidated Balance Sheet Data:                   1996                 1995               1994            1993           1992
                                                -----------          ------------       ------------    -----------     ----------
                                                                                        (in thousands)
Working capital                                   $467,883             $262,750           $46,107          $10,578       $ 8,037
Total assets                                       651,866              370,014            60,857           15,362        11,041
Total stockholders' equity                         547,450              324,987            50,675           12,122         9,100

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Ascend Communications, Inc. develops, manufactures, markets, sells and supports a broad range of high-speed integrated remote networking products that enable its customers to build: (i) Internet access systems consisting of point-of-presence ("POP") termination equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers;
(ii) high speed Internet Protocol ("IP") switches for application in telecommunications carriers and ISP backbone networks; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. These products support existing digital and analog networks. Net sales have increased due to the market acceptance of MAX and Pipeline products and continuing acceptance of the Multiband product family, and due to the expansion of the Company's domestic and international distribution network.

     The Company acquired four companies in the year ended December 31, 1996. In December 1996, the Company acquired StonyBrook Services, Inc. ("StonyBrook"), a developer of network management software. In August 1996, the Company acquired NetStar, Inc. ("NetStar"), a developer and manufacturer of high performance, high speed IP network switches and Subspace Communications, Inc. ("Subspace"), a manufacturer of PC-based data and telecommunications products for the home and small office environments. In March 1996, the Company acquired Morning
Star Technologies, Inc. ("Morning Star"), a manufacturer of network routing software and advanced network security products (See Note 8 to the Financial Statements).

     In addition, in 1997 the company aquired InterCon Systems Corporation ("InterCon"), a leading developer of client software products for both the corporate and ISP markets and has entered into an agreement to acquire Whitetree, Inc.("Whitetree") a developer and manufacturer of high-speed switching products. (See Note 10 to the Financial Statements).

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company's consolidated statements of income:

                                                                            Year Ended December 31,
                                                        ----------------------------------------------------------------
                                                              1996                   1995                    1994
                                                        ----------------        ----------------        ----------------
Net sales...............................................      100%                    100%                    100%
Cost of sales...........................................       35                      35                      34
                                                              ---                     ---                     ---
        Gross profit....................................       65                      65                      66
Operating expenses:
        Research and development........................        7                       8                      15
        Sales and marketing.............................       20                      23                      29
        General and administrative......................        3                       6                       9
        Purchased research and development..............        -                       2                       -
        Costs of merger.................................        3                       -                       -
                                                              ---                     ---                     ---
                Total operating expenses................       33                      39                      53
                                                              ---                     ---                     ---
Operating income .......................................       32                      26                      13
Interest, net...........................................        2                       3                       2
                                                              ---                     ---                     ---
Income before income taxes..............................       34                      29                      15
Provision (benefit) for income taxes....................       13                      11                      (1)
                                                              ---                     ---                     ---

Net income..............................................       21%                     18%                     16%
                                                              ===                     ===                     ===

     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Net Sales. Net sales for 1996 increased 260% to $549.3 million as compared to $152.6 million in 1995, which increased 285% from $39.7 million in 1994. International sales (sales outside of North America) increased to $261.4 million in 1996 as compared to $43.9 million in 1995 and to $7.9 million in 1994 and accounted for 48%, 29% and 20% of net sales in 1996, 1995 and 1994, respectively.

     The growth in net sales during 1996 and 1995 was attributable primarily to an increase in unit shipments as a result of market acceptance of the Company's MAX and Pipeline product families and the expansion of the domestic and international distribution network. The increase in unit shipments of the MAX family of products was primarily attributable to the growth in business from Internet service providers and increased demand for corporate wide area network access applications. The MAX product family accounted for approximately 82% of net sales in 1996 as compared to approximately 63% in 1995 and approximately 26% in 1994. The Pipeline product family accounted for approximately 12% of net sales in 1996 as compared to approximately 20% of net sales in 1995, but increased in absolute dollars for the same time period. The Pipeline product family accounted for approximately 10% of net sales in 1994. The increase in net sales of the Pipeline family of products from 1994 to 1996 was principally due to growth in the Company's value-added reseller and distributor channels and increased demand for remote and Internet access products by end-user customers. Net sales of the Company's Multiband products accounted for approximately 5% of net sales in 1996 compared to approximately 15% of net sales in 1995 and approximately 58% of net sales in 1994. The decreases in Multiband net sales as a percentage of total net sales were due to the rapid increase in sales of the Company's MAX and Pipeline products.

     In North America, the Company relies on third party distribution channels, including value-added resellers and distributors, major telecommunications carriers and applications equipment manufacturers for a substantial portion of its net sales. Sales to these third party distribution channels accounted for approximately 31%, 48% and 64% of the Company's net sales in 1996, 1995 and 1994, respectively. AT&T, a telecommunications carrier, accounted for approximately 3%, 5% and 15% of net sales in 1996, 1995 and 1994, respectively. Also, UUNET, an Internet service provider that first commenced volume purchases of the Company's products in 1995, accounted for approximately 7% and 11% of net sales in 1996 and 1995, respectively. International sales (sales outside of North America) are made through telecommunications carriers, Internet service providers, value-added resellers and distributors, and accounted for 48%, 29% and 20% of net sales in 1996, 1995 and 1994, respectively. There can be no assurance that sales to these entities or any of the Company's other customers will remain at or exceed historical levels in any future period.

     Gross Margin. Gross margin was 65% for 1996 and 1995 compared to 66% for 1994. The decrease in gross margin between 1994 and 1995 was primarily due to increased unit shipments of the Pipeline family of products which has a lower gross margin than the Multiband and MAX products. In the past, gross margins have been affected by the mix of products sold and the mix of distribution channels used by the Company. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

     Research and Development. Research and development expenses increased to $40.3 million in 1996 compared to $12.4 million in 1995 and $6.1 million in 1994. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products and payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America. In 1996, research and development expenses increased in part through the addition of engineering personnel as a result of the Company's mergers and acquisitions. Research and development expenses as a percent of net sales decreased to 7% in 1996 from 8% in 1995 and 15% in 1994, primarily due to increased net sales. The Company expects that spending for research and development will increase in absolute dollars in 1997 but may continue to vary as a percentage of net sales.

     Sales and Marketing. Sales and marketing expenses were $111.6 million, $35.4 million and $11.4 million for 1996, 1995 and 1994, respectively. These increases in expenses were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers, distributors, end-user customers and to the introduction of several new products. Sales and marketing expenses as a percent of net sales, however, decreased to 20% in 1996 from 23% in 1995 and 29% in 1994, primarily due to increased net sales. The Company expects that sales and marketing expenses will increase in absolute dollars in 1997 but may continue to vary as a percentage of net sales.

     General and Administrative. General and administrative expenses increased to $16.7 million in 1996 as compared to $9.1 million in 1995 and $3.6 million in 1994. These increases were primarily due to the addition of finance and administrative personnel, bonus compensation paid to the Company's employees, increased costs for insurance and contract personnel associated with information systems service and support, and increased costs associated with being a public company. General and administrative expenses as a percent of net sales decreased to 3% in 1996 from 6% in 1995 and 9% in 1994, primarily due to increased net sales. The Company expects that spending for general and administrative activities will increase in absolute dollars in 1997 but may continue to vary as a percentage of net sales.

     Purchased Research and Development. Purchased research and development costs were $3.0 million for 1995. These costs were for the purchase of technology and related assets associated with the DaynaLINK product family from Dayna Communications, Inc. on September 1, 1995. The acquisition provides technology and expertise that the Company is using to enhance and expand the functionality of its MAX family of products.

     Costs of Merger. For the year ended December 31, 1996, the Company charged to operations one-time merger costs of approximately $13.9 million. These costs principally related to the acquisition of NetStar and StonyBrook during 1996 and consist primarily of investment banking and professional fees and other direct costs associated with the merger. Of the $13.9 million in one-time merger costs, approximately $7.5 million are not deductible for income tax purposes, and approximately $11.5 million have been paid as of December 31, 1996.

     Interest Income. Interest income increased to $11.9 million in 1996 compared to $5.1 million in 1995 and $969,000 in 1994. The increase in interest income during 1996 and 1995 is due primarily to the investment of proceeds from the Company's public offerings of its common stock which were completed in August 1995 and May 1994, proceeds from the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and cash from operations.

     Provision for Income Taxes. The provision for income taxes for 1996 was $73.3 million, an effective tax rate of 39.3%, compared to an effective tax rate of 38% and 0% for 1995 and 1994, respectively. The Company's effective tax rate for 1996 was impacted by approximately $7.5 million of non-deductible one-time merger costs associated with the NetStar, Morning Star, Subspace and StonyBrook acquisitions. The Company's effective tax rate of 38% for the year ended December 31, 1995 approximates the net effective statutory federal and state rates adjusted for tax exempt interest income and the tax benefits associated with the Company's Foreign Sales Corporation. The provision for income taxes for 1994 reflects the utilization of Ascend's net operating loss carryforwards, which were substantially utilized as of December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's principal sources of liquidity included $408.9 million of cash and cash equivalents, short-term investments and investments and an unsecured $15.0 million revolving line of credit which expires in November 1997. There were no borrowings under the line of credit in 1996. The increase in cash and cash equivalents of $66.9 million for 1996 was principally due to $103.6 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and by $54.5 million of funds provided by operations, offset by $89.1 million of funds used in investment activities and $2.1 million of repayment of notes payable. The net cash provided by operating activities for 1996 was primarily due to net income and increases in accounts payable, accrued liabilities and accrued compensation and related liabilities offset by increases in accounts receivable, inventories and other assets.

     Net cash used in investing activities of $89.1 million for 1996 related primarily to expenditures for furniture, fixtures and equipment of $38.7 million and net purchases of investments of $52.6 million. Financing activities provided $101.5 million for 1996, primarily due to $103.6 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans less $2.1 million used to repay notes payable.

     At December 31, 1996, the Company had $467.9 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4 filed in the first quarter of 1997 in connection with the anticipated acquisition of Whitetree. This Report on Form 10-K should be read in conjunction with such Form S-4, particularly the section entitled "Risk Factors" contained in the Form S-4. These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality, the volatility in the trading price of the Company's common stock and general economic conditions.

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

     The Company has concluded the acquisition of four companies in 1996. The Company has completed a fifth acquisition in 1997 and announced a sixth acquisition expected to be completed in the second quarter of 1997. Achieving the anticipated benefits of these acquisitions will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, results of operations and financial condition.


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

     The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Although the Company's sales will be denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales and profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuation in the Company's results of operations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have an effect on the Company's business, results of operations and financial condition.

     The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. A significant portion of the Company's expense levels are relatively fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. The Company may also increase spending in response to competition or to pursue new market opportunities.

     The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. In September 1996, the Company introduced the MAX TNT, a high density, high capacity WAN access switch, and the GRF400, a high performance IP Switch. The introduction of these and other new products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Furthermore, products such as those offered by the Company may contain undetected or unresolved hardware problems or software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, hardware problems or software errors will not be found in new products such as the MAX TNT and the GRF400 after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and financial condition.

     For additional risks relating to the Company's business, see the discussions under the headings "Manufacturing and Quality", "Competition", "Proprietary Rights" and "Employees" in the "Business" section of this filing.

     In consideration of these factors, there can be no assurance that the Company will be able to sustain growth in revenues or profitability, particularly on a period-to-period basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is presented on pages F-1 to F-19 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Executive Officers - See the section entitled "Executive Officers of the
     ------------------
     Registrant" in Part I, Item 1 hereof.

(b)  Directors - The information  contained in Ascend Communications, Inc.'s
     ---------
     Proxy Statement for the stockholders' meeting to be held on May 20, 1997, with respect to "Election of Directors", is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

     The information contained in Ascend Communications, Inc.'s Proxy Statement for the stockholders' meeting to be held on May 20, 1997, with respect to "Executive Compensation and Other Matters" is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in Ascend Communications, Inc.'s Proxy Statement for the stockholders' meeting to be held on May 20, 1997, with respect to "Stock Ownership of Certain Beneficial Owners and Management", is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in Ascend Communications, Inc.'s Proxy Statement for the stockholders' meeting to be held on May 20, 1997, with respect to "Certain Relationships and Related Transactions", is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     1.   Consolidated Financial Statements

     The following consolidated financial statements of Ascend Communications, Inc. are filed as part of this Report:

                                                                                                                   Page
                                                                                                                   ----
     Report of Independent Auditors                                                                                 F-1

     Consolidated Balance Sheets at December 31, 1996 and 1995                                                      F-2

     Consolidated Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                                                                               F-3

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                                                               F-4

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                                                                               F-5

     Notes to Consolidated Financial Statements                                                                     F-6

     2.  Consolidated Financial Statements Schedules

     The following consolidated financial statements schedules of Ascend Communications, Inc. are filed as part of this Report and should be read in conjunction with the consolidated financial statements of Ascend Communications, Inc.

     Schedule                                        Page
     --------                                        ----
     II. Valuation and Qualifying Accounts           S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        3.  Exhibits


         No.            Description
      ----------        ------------------------------------------------------------------------------------------------
      (6)    3.1        Certificate of Incorporation.

      (1)    3.2        By-Laws.

      (1)   10.1        First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

      (1)   10.2        Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

      (1)   10.3        Ascend Communications, Inc. 1994 Outside Directors Stock Option Plan.

      (1)   10.4        Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

      (1)   10.5        Lease dated August 8, 1991, by and between the Registrant and Harbor Bay
                        Isle Associates, the First Addendum thereto, dated August 8, 1991, and the
                        Second Addendum thereto, dated February 25, 1994.

      (1)   10.6        OEM Contract Agreement #LGSC102DS, dated September 28, 1992, by and between the
                        Registrant and AT&T Paradyne Corporation, Amendment Number 1 thereto, dated September 30, 1992;
                        Amendment No. 2 thereto, dated March 9, 1993; Amendment No. 3 thereto, dated March 10, 1993; and
                        Amendment No. 4 thereto, dated December 15, 1993.

      (1)   10.7        Agreement, dated March 15, 1993, by and between the Registrant and
                        North Supply Company.

      (1)   10.8        Form of Indemnity Agreement for directors and officers.

      (2)   10.9        Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

      (3)   10.10       Lease Agreement, Lease Rider and Second Lease Rider, dated May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.


         No.            Description
      ----------        ------------------------------------------------------------------------
      (4)  10.11        Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

      (5)  10.12        Lease agreement dated March 27, 1996, by and between the Registrant and
                        Sumitomo Bank Leasing and Financing, Inc.

           10.13        Ascend Communications, Inc. 1996 Restricted Stock Plan.

           11.1         Statement regarding computation of earnings per share.

           21.1         Subsidiaries of Ascend Communications, Inc.

           23.1         Consent of Independent Auditors.

           24.1         Power of attorney (see signature page)

           27           Financial Data Schedule.


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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

(c)  Exhibits

     See Item 14(a) 3 above.

(d)  Financial Statements Schedules

     See item 14(a) 1 and 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ASCEND COMMUNICATIONS, INC.

Date  February 28, 1997    by  /s/ Mory Ejabat
      -----------------        -------------------------------------------------
                           Mory Ejabat, President, Chief Executive Officer and
                           Director

                           POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mory Ejabat and Robert K. Dahl, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date   February 28, 1997             by            /s/ Mory Ejabat
       -----------------                           ---------------------------------
                                                   Mory Ejabat, President, Chief Executive Officer and
                                                   Director

Date   February 28, 1997             by            /s/ Robert K. Dahl
       -----------------                           ---------------------------------
                                                   Robert K. Dahl, Vice President,  Finance,
                                                   Chief Financial Officer and Director
                                                   (Principal Financial Officer)

Date   February 28, 1997              by           /s/ Michael J. Johnson
       -----------------                           ---------------------------------
                                                   Michael J. Johnson, Controller and
                                                   Chief Accounting Officer
                                                   (Principal Accounting Officer)

Date   February 28, 1997              by           /s/ Roger L. Evans
       -----------------                           ---------------------------------
                                                   Roger L. Evans
                                                   Director

Date   February 28, 1997              by           /s/ James P. Lally
       -----------------                           ---------------------------------
                                                   James P. Lally
                                                   Director

Date   February 28, 1997              by           /s/ C. Richard Kramlich
       -----------------                           ---------------------------------
                                                   C. Richard Kramlich
                                                   Director

Date  February 28, 1997               by           /s/ Betsy S. Atkins
      -----------------                            ---------------------------------
                                                   Betsy S. Atkins
                                                   Director

Date  February 28, 1997               by           /s/ Martin L. Schoffstall
      -----------------                            ---------------------------------
                                                   Martin L. Schoffstall
                                                   Director






         No.            Description
     -----------        ------------------------------------------------------------------------------------------------
      (6)    3.1        Certificate of Incorporation.

      (1)    3.2        By-Laws.

      (1)   10.1        First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

      (1)   10.2        Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

      (1)   10.3        Ascend Communications, Inc. 1994 Outside Directors Stock Option Plan.

      (1)   10.4        Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

      (1)   10.5        Lease dated August 8, 1991, by and between the Registrant and Harbor Bay
                        Isle Associates, the First Addendum thereto, dated August 8, 1991, and the
                        Second Addendum thereto, dated February 25, 1994.

      (1)   10.6        OEM Contract Agreement #LGSC102DS, dated September 28, 1992, by and between the
                        Registrant and AT&T Paradyne Corporation, Amendment Number 1 thereto, dated September 30, 1992;
                        Amendment No. 2 thereto, dated March 9, 1993; Amendment No. 3 thereto, dated March 10, 1993; and
                        Amendment No. 4 thereto, dated December 15, 1993.

      (1)   10.7        Agreement, dated March 15, 1993, by and between the Registrant and
                        North Supply Company.

      (1)   10.8        Form of Indemnity Agreement for directors and officers.

      (2)   10.9        Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

      (3)   10.10       Lease Agreement, Lease Rider and Second Lease Rider, dated May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.

                          ASCEND COMMUNICATIONS, INC.


         No.            Description
      -----------       ------------------------------------------------------------------------
      (4)   10.11       Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

      (5)   10.12       Lease agreement dated March 27, 1996, by and between the Registrant and
                        Sumitomo Bank Leasing and Financing, Inc.

            10.13       Ascend Communications, Inc. 1996 Restricted Stock Plan.

            11.1        Statement regarding computation of earnings per share.

            21.1        Subsidiaries of Ascend Communications, Inc.

            23.1        Consent of Independent Auditors.

            24.1        Power of attorney (see signature page)

            27          Financial Data Schedule.


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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ascend Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Ascend Communications, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascend Communications, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      Ernst & Young LLP

Walnut Creek, California
January 24, 1997, except Note 10 as to which the date is February 14, 1997

                          ASCEND COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         December 31,
                                                                                -------------------------------
                                                                                    1996               1995
                                                                                -----------        ------------
ASSETS
Current assets:
        Cash and cash equivalents...............................................  $213,970            $147,050
        Short-term investments..................................................   159,181              90,843
        Accounts receivable, less allowance for uncollectible accounts of $2,000
                and $900 at December 31, 1996 and 1995, respectively............   103,145              31,238
        Inventories.............................................................    49,241              26,868
        Deferred income taxes...................................................    33,489               9,370
        Other current assets....................................................    13,273               2,408
                                                                                  --------            --------
                        Total current assets....................................   572,299             307,777

Investments.....................................................................    35,771              51,515
Furniture, fixtures and equipment, net..........................................    40,034              10,108
Other assets....................................................................     3,762                 614
                                                                                  --------            --------
                        Total assets............................................  $651,866            $370,014
                                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable........................................................  $ 43,268             $13,571
        Accrued liabilities.....................................................    39,003              20,861
        Accrued compensation and related liabilities............................    22,145               6,419
        Notes payable...........................................................         -               4,176
                                                                                  --------            --------
                        Total current liabilities...............................   104,416              45,027

Commitments

Stockholders' equity:
        Preferred stock, $.001 par value:
                        Authorized shares - 2,000
                        No shares issued or outstanding.........................         -                   -
        Common stock, $.001 par value:
                        Authorized shares - 400,000
                        119,417 shares issued
                        (113,211 - 1995)........................................       119                 113
        Additional paid-in capital..............................................   412,227             302,110
        Retained earnings.......................................................   135,652              23,312
        Notes receivable from stockholders......................................      (548)               (548)
                                                                                  --------            --------
                        Total stockholders' equity..............................   547,450             324,987
                                                                                  --------            --------
                        Total liabilities and stockholders' equity..............  $651,866            $370,014
                                                                                  ========            ========


See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       Year Ended December 31,
                                                        -------------------------------------------------
                                                            1996                1995              1994
                                                        -----------        -------------       ----------
Net sales............................................     $549,297            $152,604           $39,655
Cost of sales........................................      192,226              53,296            13,387
                                                          --------            --------           -------
        Gross profit.................................      357,071              99,308            26,268
Operating expenses:
        Research and development.....................       40,291              12,400             6,139
        Sales and marketing..........................      111,599              35,447            11,409
        General and administrative...................       16,745               9,129             3,569
        Purchased research and development...........            -               3,032                 -
        Costs of merger..............................       13,900                   -                 -
                                                          --------            --------           -------
                Total operating expenses.............      182,535              60,008            21,117
                                                          --------            --------           -------

Operating income ....................................      174,536              39,300             5,151
Interest income, net.................................       11,879               5,122               969
                                                          --------            --------           -------

Income before income taxes...........................      186,415              44,422             6,120
Provision (benefit) for income taxes.................       73,304              16,887              (430)
                                                          --------            --------           -------

Net income...........................................     $113,111            $ 27,535           $ 6,550
                                                          ========            ========           =======

Net income per share.................................     $   0.89            $   0.25           $  0.07
                                                          ========            ========           =======
Number of shares used in per share
        calculation..................................      127,809             111,362            94,583
                                                          ========            ========           =======


See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)


                                                                                                Retained       Notes
                                        Preferred Stock         Common Stock      Additional    Earnings     Receivable
                                      --------------------   ------------------     Paid-in   (Accumulated      From
                                        Shares    Amount      Shares     Amount     Capital     Deficit)     Stockholders    Total
                                        ------    ------     -------     ------   ----------  ------------   ------------  ---------
Balance at December
        31, 1993....................    61,256    $18,228     11,471     $   11     $  4,656    $ (10,773)     $    -       $12,122
Issuance of common
        stock, net of
        issuance costs..............         -          -        717          1        6,606            -           -         6,607
Conversion of
        preferred stock into
        common stock, NetStar.......   (61,256)   (18,228)    61,226         62       18,166            -           -             -
Issuance of common
        stock in initial public
        offering, net of
        issuance costs..............         -          -     17,456         18       25,157            -           -        25,175
Conversion of warrants into
        common stock, NetStar                -          -        503          -            -            -           -             -
Issuances of common stock
        under stock option plans....         -          -      6,117          6        1,009            -        (794)          221
Net income..........................         -          -          -          -            -        6,550           -         6,550
                                        ------    -------    -------     ------     --------    ---------      ------      --------
Balance at December
        31, 1994....................         -          -     97,490         98       55,594       (4,223)       (794)       50,675
Tax benefit related to
        exercise of
        stock options...............         -          -          -          -        7,803            -           -         7,803
Payments from
        stockholders................         -          -          -          -            -            -         246           246
Issuance of warrants to
        purchase shares of
        common stock, NetStar.......         -          -          -          -          134            -           -           134
Issuance of common
        stock under
        employee stock
        option and stock
        purchase plans..............         -          -      1,724          1        2,134            -           -         2,135
Issuance of common stock in
        initial public offering, net
        of issuance costs, NetStar           -          -      1,347          1       24,715            -           -        24,716
Issuance of common
        stock in public
        offering, net
        of issuance costs...........         -          -     12,650         13      211,730            -           -       211,743
Net income..........................         -          -          -          -            -       27,535           -        27,535
                                        ------    -------    -------     ------     --------    ---------      ------      --------
Balance at December
        31, 1995....................         -          -    113,211        113      302,110       23,312        (548)      324,987
Tax benefit related to
        exercise of
        stock options...............         -          -          -          -       64,551            -           -        64,551
Effect of poolings..................         -          -      1,350          2        6,504         (771)          -         5,735
Exercise of warrants, NetStar.......         -          -        399          -        7,904            -           -         7,904
Issuance of common
        stock under
        employee stock
        option and stock
        purchase plans..............         -          -      4,457          4       31,158            -           -        31,162
Net income..........................         -          -          -          -            -      113,111           -       113,111
                                        ------    -------    -------     ------     --------    ---------      ------      --------
Balance at December
        31, 1996....................         -    $     -    119,417     $  119     $412,227    $ 135,652      $ (548)     $547,450
                                        ======    =======    =======     ======     ========    =========      ======      ========


See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)


                                                                                          Year Ended December 31,
                                                                         ----------------------------------------------------
                                                                              1996                 1995               1994
                                                                         -------------        -------------        ----------
Operating activities:
Net income..............................................................    $113,111            $  27,535          $  6,550
Adjustments to reconcile net income to net cash
        provided by operating activities:
                Depreciation............................................       8,801                3,083             1,002
                Deferred income taxes...................................     (22,654)              (6,389)           (2,981)
                Allowance for uncollectible accounts....................       1,100                  200               650
                Changes in operating assets and liabilities:
                        Accounts receivable.............................     (73,007)             (23,560)           (4,931)
                        Inventories.....................................     (22,373)             (20,467)           (4,543)
                        Other current assets............................     (10,865)              (1,332)             (753)
                        Other assets....................................      (3,148)                (173)             (102)
                        Accounts payable and accrued liabilities........      47,839               25,473             6,285
                        Accrued compensation and related liabilities....      15,726                5,196               631
                                                                            --------            ---------          --------
                                Net cash provided by operating activities     54,530                9,566             1,808
                                                                            --------            ---------          --------
Investing activities:
                Purchases of investments.................................   (245,431)            (161,119)          (71,208)
                Maturities and sales of investments......................    192,837               47,709            46,995
                Purchases of furniture, fixtures and equipment...........    (38,703)             (10,286)           (2,260)
                Effect of business combinations..........................      2,202                    -                 -
                                                                            --------            ---------          --------
                        Net cash used in investing activities............    (89,095)            (123,696)          (26,473)
                                                                            --------            ---------          --------
Financing activities:
                Proceeds from issuance of common stock, net..............     39,066              238,728            32,003
                Proceeds from notes receivable from stockholders.........          -                  246                 -
                Proceeds from (repayment of) notes payable...............     (2,132)               3,730                 -
                Tax benefit related to exercise of stock options.........     64,551                7,803                 -
                                                                            --------            ---------          --------
                        Net cash provided by financing activities........    101,485              250,507            32,003
                                                                            --------            ---------          --------
Net increase in cash and cash equivalents................................     66,920              136,377             7,338
Cash and cash equivalents, beginning of year.............................    147,050               10,673             3,335
                                                                            --------            ---------          --------
Cash and cash equivalents, end of year...................................   $213,970            $ 147,050          $ 10,673
                                                                            ========            =========          ========
Supplemental disclosure of cash flow information:
                Income tax payments......................................   $ 34,095           $    8,152          $  1,381
                                                                            ========           ==========          ========
Supplemental schedule of noncash investing and financing
        activities information:
                Notes receivable related to exercise of stock options....   $      -           $        -          $    794
                                                                            ========           ==========          ========
                Exercise of warrants in exchange for retirement of
                        notes payable....................................   $  2,068           $        -          $      -
                                                                            ========           ==========          ========

See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES

     The Company -- Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures, markets, sells and supports a broad range of high-speed integrated remote networking products that enable its customers to build: (i) Internet access systems consisting of point-of-presence ("POP") termination equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) high speed IP switches for application in telecommunications carriers and ISP backbone networks; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. These products support existing digital and analog networks.

     Basis of Presentation -- The consolidated financial statements include the accounts of Ascend and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     As more fully described in Note 8, in August 1996, the Company merged with NetStar, Inc. ("NetStar"). The merger has been accounted for as a pooling of interests, and the historical consolidated financial statements of the Company for all periods prior to the merger have been restated to include the financial position, results of operations and cash flows of NetStar.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of demand deposits and commercial paper in highly liquid short-term instruments with original maturities of three months or less from the date of purchase and are stated at cost, which approximates market. Substantially all of the Company's cash and cash equivalents are maintained by four major financial institutions.

     Short-Term Investments and Investments -- The Company adopted SFAS 115 in January 1994. Accordingly, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. On November 15, 1995, the FASB staff issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with provisions in that Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale. At the date of transfer, the fair value of all of the Company's investments approximated their cost. Available-for-sale securities are carried at amounts which approximate fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income. At December 31, 1996 and 1995, the Company's investments consisted primarily of obligations of the U.S. government ($23,401,000 - 1996 and $13,000,000 - 1995), states and political subdivisions
($156,948,000 - 1996 and $114,698,000 - 1995), U.S. corporate securities
($9,500,000 - 1996 and $14,660,000 - 1995) and foreign debt securities
($5,103,000 - 1996 and None - 1995). Unrealized gains and losses for 1996, 1995 and 1994 were not material.

     Accounts Receivable -- The Company sells and distributes a substantial percentage of its products to Internet service providers, value-added resellers and distributors, and local and long-distance telecommunications carriers, throughout North America, Europe, and Asia and the Pacific Basin. Accounts receivable are principally from these customers. The Company conducts ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

     Inventories -- Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company provides for obsolete inventories in the period when obsolescence is determined to have occurred.

                          ASCEND COMMUNICATIONS, INC.

1.   ACCOUNTING POLICIES (CONTINUED)

  Depreciation -- Furniture, fixtures and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to four years.

  Major Customers and Revenues by Geographic Area -- No customer accounted for more than 10% of net sales in 1996. One customer accounted for 11% of net sales in 1995. A second customer accounted for 15% of net sales in 1994. Net sales were derived from customers based in the following geographic areas (in thousands):




                                                      Year Ended December 31,
                                        -------------------------------------------------
                                            1996               1995               1994
                                        ------------        ------------       ----------
North America...........................   $287,849           $108,662           $31,781
Europe..................................    104,582             19,818             5,957
Asia and Pacific Basin..................    152,371             24,124             1,917
Latin and South America.................      4,495                  -                 -
                                           --------           --------           -------

                                           $549,297           $152,604           $39,655
                                           ========           ========           =======

  Revenue Recognition -- The Company recognizes revenue from product sales upon shipment provided that no significant customer and post-contract support obligations remain and collection of the related receivable is deemed probable. The Company defers recognition of revenue on initial shipments of certain new products until such products have been tested in the marketplace. The Company accounts for all costs relating to customer and post-contract support obligations, which are not significant in amount, at the time of shipment by accruing such costs. In addition, the Company provides for potential product returns and estimated warranty costs in the period of the sale.

  The Company's revenue recognition policy is in compliance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition.

  Key Suppliers -- The Company is dependent on single or limited source suppliers for certain components used in its products. The Company has generally been able to obtain adequate supplies of these components. In addition, the Company believes that there are alternative suppliers for the components used in its products. However, an extended interruption in the supply of the components currently obtained from single or limited source suppliers could adversely effect the Company's business and results of operations.

  Research and Development -- Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, which establishes accounting and reporting standards for research and development.

  Software Development Costs -- The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company's products include a software component. The Company has expensed substantially all software development costs to date as such development costs have been incurred prior to the Company's products attaining technological feasibility.

                          ASCEND COMMUNICATIONS, INC.

1.   ACCOUNTING POLICIES (CONTINUED)

   Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans and, accordingly, has not recognized compensation cost in connection with such plans.
Note 5 to the consolidated financial statements contains a summary of the pro forma effects to reported net income and net income per share for 1996 and 1995 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123.

  Net Income Per Share -- Net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method). The difference between primary and fully diluted earnings per share is not material for all periods presented.

  Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications -- Certain 1994 and 1995 balances have been reclassified to conform to the 1996 presentation.

                          ASCEND COMMUNICATIONS, INC.

2.   BALANCE SHEET DETAILS (IN THOUSANDS)

  Inventories consist of:

                                                                  December 31,
                                                        ----------------------------
                                                           1996              1995
                                                        ----------        ----------
Finished goods..........................................  $ 6,854           $10,687
Products in process.....................................    6,992             8,001
Raw materials and supplies..............................   35,395             8,180
                                                          -------           -------

                                                          $49,241           $26,868
                                                          =======           =======

  Furniture, Fixtures and Equipment consist of:

                                                                  December 31,
                                                        ----------------------------
                                                           1996              1995
                                                        ----------        ----------
Computer equipment......................................  $26,967           $ 7,836
Laboratory equipment....................................   10,060             3,119
Furniture and fixtures..................................   16,573             3,942
                                                          -------           -------
                                                           53,600            14,897
Less accumulated depreciation...........................  (13,566)           (4,789)
                                                          -------           -------

                                                          $40,034           $10,108
                                                          =======           =======

  Accrued Liabilities consist of:


                                                                  December 31,
                                                        ----------------------------
                                                           1996              1995
                                                        ----------        ----------
Income taxes payable....................................  $ 6,298           $ 8,419
Other accrued liabilities...............................   19,849             5,570
Customer deposits.......................................   12,856             6,872
                                                          -------           -------

                                                          $39,003           $20,861
                                                          =======           =======

3.   NOTES PAYABLE

     In June 1995, NetStar issued $4,200,000 of convertible notes payable ("Bridge Notes") in a private placement. In connection with this financing, NetStar also issued warrants to the holders of the Bridge Notes to purchase 297,343 shares of common stock. During 1996, $2,068,000 of principal outstanding under the Bridge Notes was exchanged for 130,713 shares of the Company's common stock. The remaining $2,132,000 was repaid during 1996.

                          ASCEND COMMUNICATIONS, INC.

4.   INCOME TAXES

  The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, under which the liability method is used to calculate deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

  The following is a geographical breakdown of consolidated income before income taxes (including intercompany revenue and expenses) by income tax jurisdiction (in thousands):

                                                                      Year Ended December 31,
                                                        ------------------------------------------------
                                                            1996               1995              1994
                                                        ------------        ----------        ----------

United States...................................           $183,766           $43,977            $6,120
Foreign.........................................              2,649               445                -
                                                           --------           -------            ------

Total                                                      $186,415           $44,422            $6,120
                                                           ========           =======            ======

  Significant components of the provision (benefit) for income taxes attributable to operations are as follows (in thousands):

                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                   1996              1995              1994
                                                                ----------        ----------        ----------
Current:
        Federal.........................................          $80,395           $17,782            $1,582
        State...........................................           14,623             5,316               969
        Foreign.........................................              940               178                -
                                                                  -------           -------            ------
Total current...........................................           95,958            23,276             2,551

Deferred:
        Federal.........................................          (19,597)           (5,572)           (2,649)
        State...........................................           (3,057)             (817)             (332)
                                                                  -------           -------            ------
Total deferred (benefit)................................          (22,654)           (6,389)           (2,981)
                                                                  -------           -------            ------

Total provision (benefit)...............................          $73,304           $16,887            $ (430)
                                                                  =======           =======            ======

                           ASCEND COMMUNICATIONS, INC.

4.   INCOME TAXES (CONTINUED)

  A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of income is as follows (in thousands):


                                                                            Year Ended December 31,
                                                                  -------------------------------------------
                                                                   1996              1995              1994
                                                                  -------           -------           -------
Federal statutory rate..........................................  $65,245           $15,548           $ 2,081
State rate, net of federal benefit..............................   11,690             2,617               428
Tax-exempt interest.............................................   (3,168)           (1,097)                -
Foreign Sales Corporation benefit...............................   (4,842)             (466)                -
Non-deductible merger expenses..................................    2,625                 -                 -
Utilization of net operating loss carryforwards
        and credits.............................................        -                 -            (3,824)
Other...........................................................    1,754               285               885
                                                                  -------           -------           -------

Total tax provision.............................................  $73,304           $16,887           $  (430)
                                                                  =======           =======           =======
Effective tax rate..............................................     39.3%             38.0%              0.0%
                                                                  =======           =======           =======







  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                                 December 31,
                                                                          -------------------------
                                                                           1996               1995
                                                                          -------            ------
Deferred tax assets:
        Reserve for uncollectible accounts..............................  $ 2,305            $1,623
        Reserve for warranties and inventories..........................    8,080             1,462
        Purchased research and development..............................      673             1,176
        State taxes.....................................................      716               421
        Customer deposits...............................................   12,238                 -
        Net operating loss carryovers and tax credits
                of acquired companies...................................    7,507             3,496
        Other...........................................................    1,970             1,192
                                                                          -------            ------

Total net deferred tax assets...........................................  $33,489            $9,370
                                                                          =======            ======

                           ASCEND COMMUNICATIONS, INC.

5.   STOCKHOLDERS' EQUITY

  Public Offering -- In August 1995, the Company completed a public offering of its common stock consisting of 12,650,000 shares at $17.625 per share, with proceeds, net of issuance costs, of approximately $211,743,000 (issuance costs were approximately $11,213,000). On September 25, 1995 and May 29, 1996, the Company's stockholders approved amendments to the Company's Certificate of Incorporation that increased the authorized common stock from 50,000,000 to 200,000,000 and 200,000,000 to 400,000,000 shares, respectively.

   Stock Splits -- In May, October and December of 1995, the Company's Board of Directors approved two-for-one stock splits, payable in the form of a stock dividend to all stockholders of record. All shares and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect these stock splits.

  Preferred Stock -- The Company's Board of Directors has the authority to issue these shares in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. At December 31, 1996, there were no outstanding shares of preferred stock.

  Notes Receivable -- Notes receivable from stockholders resulted from the purchase of common stock from the Company pursuant to the exercise of stock options. Such notes are due on demand, bear interest at 5.4% and are secured by certain common shares.

  Warrants -- As of December 31, 1996, warrants to purchase 66,531 shares of common stock with exercise prices ranging from $3.53 to $29.66 were outstanding. The warrants expire at various dates ranging from 1997 to 2000.

  1994 Employee Stock Purchase Plan -- In March 1994, the Board of Directors approved an Employee Stock Purchase Plan under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed by the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 2,800,000 shares of common stock have been reserved for issuance under this plan and the first offering commenced on the effective date of the Company's initial public offering of shares of its common stock and continued through January 31, 1995. Subsequent six-month offering periods commenced on each February 1 and August 1 thereafter. During 1996 and 1995, 86,870 and 252,120 shares of common stock were issued under this plan, respectively.

  1989 Stock Option Plan -- The Company has a Stock Option Plan under which a total of 45,000,000 shares of common stock have been reserved for issuance to employees, officers, directors and consultants of the Company. Options granted to date are immediately exercisable and unvested shares are subject to repurchase by the Company. Options and unvested shares typically vest ratably over four years from the date of grant. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 30-day period after termination; the Company also has the right to repurchase any unvested (but issued) shares if the holder is no longer employed by the Company. As of December 31, 1996, options to purchase approximately 476,091 shares had been exercised but were not vested.

                          ASCEND COMMUNICATIONS, INC.

5.   STOCKHOLDERS' EQUITY (CONTINUED)

  Stock options are granted at not less than the fair market value of common stock on the date of grant. All options expire no later than ten years from the date of grant, except options granted to 10% stockholders, which have a maximum term of five years. The exercise price of stock options granted to a stockholder possessing 10% or more of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of common stock on the date of grant. As of December 31, 1996, no options had been granted to 10% stockholders.

  The Company has adopted SFAS 123 which was issued in October 1995. In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                           Year ended December 31,
                                                        -----------------------------
                                                           1996               1995
                                                        ------------       ----------
Net income - as reported........................          $113,111           $27,535
Net income - pro forma..........................          $ 68,266           $19,247

Net income per share - as reported..............          $   0.89           $  0.25
Net income per share - pro forma................          $   0.54           $  0.18


The effect on net income and earnings per share is not expected to be indicative of the effects on net income and earnings per share in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           Year ended December 31,
                                                        -----------------------------
                                                           1996               1995
                                                        ------------       ----------
Expected volatility.............................            0.610             0.610
Risk-free interest rate.........................            6.20%             6.05%
Expected life of options in years...............            3.0               3.0
Expected dividend yield.........................            0.00%             0.00%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

                          ASCEND COMMUNICATIONS, INC.

5.   STOCKHOLDERS' EQUITY (CONTINUED)

          The following table summarizes activity under the Company's 1989 Stock Option Plan from December 31, 1993 through December 31, 1996:

                                                                                         Weighted
                                                                                         Average
                                                                          Number of      Exercise
                                                                            Shares        Price
                                                                          -----------    --------
Balance at December 31, 1993............................................    7,238,839     $ 0.15
        Granted.........................................................    5,530,234       1.70
        Exercised.......................................................   (6,116,928)      0.18
        Forfeited.......................................................     (845,548)      0.39
                                                                           ----------
Balance at December 31, 1994............................................    5,806,597       1.03
        Granted.........................................................   11,196,310      15.76
        Exercised.......................................................   (1,451,494)      1.01
        Forfeited.......................................................     (586,266)      6.39
                                                                           ----------
Balance at December 31, 1995............................................   14,965,147      12.04
        Granted.........................................................    7,716,873      54.44
        Exercised.......................................................   (4,294,248)      6.53
        Forfeited.......................................................     (233,084)     29.45
                                                                           ----------
Balance at December 31, 1996............................................   18,154,688     $30.70
                                                                           ==========

Outstanding options exercisable and vested at December 31, 1996.........    2,966,733     $12.57
                                                                           ==========

Options available for grant at December 31, 1996........................   14,267,495
                                                                           ==========



     The weighted average fair value of options granted during 1996 and 1995 is $24.05 and $6.78 per share, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:


                                             Options Outstanding                         Options Exercisable
                                ---------------------------------------------        -----------------------------
                                                     Weighted
                                                     Average         Weighted                             Weighted
                                                     Remaining       Average            Number            Average
                                   Number            Contractual     Exercise         Exercisable         Exercise
     Exercise Prices             Outstanding           Life           Price           and Vested           Price
------------------------        --------------       --------        --------        --------------       --------
$ 0.01      -    $ 5.06           1,717,617            4.89           $ 1.34             760,180           $ 0.98
          5.81                    1,521,193            7.77             5.81             591,625             5.81
  7.28      -     11.13           2,278,192            7.94            10.07             615,462            10.26
 14.13      -     21.75           2,319,250            8.06            17.30             476,752            17.01
 25.13      -     35.25           2,220,794            8.85            32.92             462,607            32.94
 35.38      -     43.50           2,326,956            9.30            41.26              32,604            37.35
 43.75      -     58.25           2,191,955            9.37            51.43               1,455            60.55
 59.00      -     63.38           2,316,500            9.80            61.82                 671            59.39
 64.75      -     73.88           1,262,231            9.61            68.13              25,377            66.07
                                 ----------                                            ---------
                                 18,154,688                                            2,966,733
                                 ==========                                            =========

                          ASCEND COMMUNICATIONS, INC.

5.   STOCKHOLDERS' EQUITY (CONTINUED)

  1994 Outside Directors Stock Option Plan -- In March 1994, the Board of Directors approved an Outside Directors Stock Option Plan under which directors of the Company who are not officers or employees of the Company may receive nonstatutory options to purchase shares of common stock of the Company. A total of 2,000,000 shares of common stock have been reserved for issuance under this plan, and options to purchase 384,000, 640,000 and 320,000 shares of common stock were granted during 1996, 1995 and 1994, respectively, at weighted average exercise prices of $61.50, $10.25 and $1.63 per share, respectively. During 1996, options to purchase 76,000 shares of common stock were exercised at a weighted average exercise price of $7.98 per share. During 1995, options to purchase 20,000 shares of common stock were exercised at a weighted average exercise price of $1.63 per share.

  1996 Restricted Stock Plan -- In October 1996, the Board of Directors approved a Restricted Stock Plan under which employees and consultants of the Company who are not officers or directors of the Company may receive shares of common stock of the Company. A total of 200,000 shares of common stock have been reserved for issuance under this plan, and 25,000 shares of common stock were granted during 1996 at a purchase price of $1.00 per share.

  Reserved for Future Issuance -- As of December 31, 1996, the Company has reserved the following shares of its common stock for future issuance:

1989 Stock Option Plan..................................................   32,422,183
1994 Outside Directors Stock Option Plan................................    1,904,000
1994 Employee Stock Purchase Plan.......................................    2,461,010
1996 Restricted Stock Plan..............................................      200,000
                                                                        -------------

Total shares reserved...................................................   36,987,193
                                                                         ============



6.   RETIREMENT PLAN

  In July 1993, the Company established a profit sharing plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all employees who meet certain minimum eligibility requirements. The Company does not contribute to the plan. Eligible employees can contribute amounts to the plan via payroll withholdings, subject to certain limitations.

7.   COMMITMENTS

  Leases -- The Company leases office and warehouse space under noncancelable operating leases. Rent expense on these operating leases was $4,051,000, $1,164,000 and $636,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   In March 1996, the Company entered into an agreement to lease 13 acres of land located in Alameda, California. Certain buildings currently being used for the Company's headquarters have been constructed on the land. The lessor has funded approximately $24.9 million for the land and construction of the buildings. The lease has an initial term of three years and an option to renew for two years, subject to the lessor's consent. The rent obligation for the lease commenced in December 1996. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease, the Company has guaranteed a residual value of approximately $22.4 million.

                          ASCEND COMMUNICATIONS, INC.

7.   COMMITMENTS (CONTINUED)

  Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1996 (in thousands):

                                                                        Operating
                                                                          Leases
                                                                        ----------
1997....................................................................  $ 4,053
1998....................................................................    3,480
1999....................................................................    2,705
2000....................................................................    2,403
2001 and beyond.........................................................    2,330
                                                                          -------

Total minimum lease payments............................................  $14,971
                                                                          =======

  Line of Credit -- The Company entered into a $15,000,000 bank line of credit agreement in November 1995, which expires in November 1997. Interest is computed at the bank's prime rate or 1.0% over LIBOR, at the option of the Company. There is a commitment fee of 0.2% on the unused portion of the line of credit. The line of credit requires the Company to maintain certain financial ratios, minimum net worth and profitability on a quarterly and year-to-date basis. There were no borrowings under the line of credit agreement during 1996.


8.   BUSINESS COMBINATIONS

   In August 1996, the Company acquired NetStar, a developer and manufacturer of high performance, high speed IP network routers, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 3,869,000 shares of its common stock to NetStar shareholders in exchange for all outstanding NetStar shares. Outstanding options and warrants to purchase NetStar common stock were exchanged for options and warrants to purchase approximately 535,000 and 203,000 shares, respectively, of the Company's common stock. The Company's historical consolidated financial statements for prior periods have been restated to reflect the financial position and results of operations of NetStar.

   NetStar had a fiscal year that ended on September 30. NetStar's statements of operations for the years ended September 30, 1995 and 1994 have been combined with the Company's statements of income for the years ended December 31, 1995 and 1994, respectively. In order to conform NetStar's year end to Ascend's year end, the consolidated statement of income for the year ended December 31, 1996 excludes the results of operations for the three months ended December 31, 1995 for NetStar. Accordingly, an adjustment has been made to retained earnings for the year ended December 31, 1996 for the exclusion of NetStar's net loss (including the tax benefit to the Company) of approximately $660,000 for the three months ended December 31, 1995.

                           ASCEND COMMUNICATIONS, INC.

8.   BUSINESS COMBINATIONS (CONTINUED)

   Separate results of operations for the periods prior to the merger with NetStar are as follows:


                                                      Six Months
                                                     Ended June 30,            Year Ended December 31,
                                                     --------------       ----------------------------------
                                                          1996                  1995                1994
                                                     --------------       --------------        ------------
Net Sales:   Ascend..................................    $214,423              $149,590            $39,343
             NetStar.................................       2,754                 3,014                312
                                                         --------              ---------           -------
               Total.................................    $217,177              $152,604            $39,655
                                                         ========              =========           =======


Net Income:  Ascend..................................    $ 50,742              $ 30,573            $ 8,699
             NetStar.................................      (5,833)               (4,898)            (3,785)
                                                         --------              --------            -------
               Total.................................      44,909                25,675              4,914

Adjustment to reflect elimination of income tax
  valuation allowance................................       2,215                 1,860              1,636
                                                         --------              --------            -------

Net income, as restated.............................     $ 47,124              $ 27,535            $ 6,550
                                                         ========              ========            =======

   In December 1996, the Company acquired StonyBrook Services, Inc. ("StonyBrook"), a developer of network management software, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 480,000 shares of its common stock to StonyBrook shareholders in exchange for all outstanding StonyBrook shares.

   In August 1996, the Company acquired Subspace Communications, Inc. ("Subspace"), a manufacturer of PC-based data and telecommunications products for the home and small office environments, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 90,000 shares of its common stock to Subspace shareholders for all outstanding Subspace shares.

   In March 1996, the Company acquired Morning Star Technologies, Inc. ("Morning Star"), a manufacturer of network routing software and advanced network security products, in a transaction that was accounted for as a pooling of interests.
The Company issued approximately 440,000 shares of its common stock to Morning Star shareholders in exchange for all outstanding Morning Star shares.

   The results of operations of StonyBrook, Subspace and Morning Star, which have not been material in relation to those of the Company, are included in the consolidated results of operations for periods subsequent to the acquisition. The Company's historical consolidated financial statements prior to the combinations have not been restated to reflect the financial results of these acquisitions as these results were not material to the Company.

                          ASCEND COMMUNICATIONS, INC.

9.   QUARTERLY INFORMATION (UNAUDITED)

   The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1996:


                                                          Quarter Ended
                                 ---------------------------------------------------------------------
                                 March 31,         June 30,           Sept. 30,            Dec. 31,
                                 ---------         --------           ---------            --------
1996
Net sales.......................  $92,028          $125,149            $154,629            $177,491
Gross profit....................   59,462            80,440             100,665             116,504
Operating income................   28,408            41,989              41,325              62,814
Net income......................   19,386            27,738              24,894              41,093
Net income per share............     0.15              0.22                0.20                0.32

1995
Net sales.......................  $20,716           $29,591             $40,909             $61,388
Gross profit....................   13,507            19,082              26,546              40,173
Operating income................    4,121             7,376               8,301              19,502
Net income......................    2,832             4,810               6,436              13,457
Net income per share............     0.03              0.05                0.06                0.11


10.    SUBSEQUENT EVENTS

    On February 14, 1997, the Company entered into an agreement to acquire Whitetree, Inc. ("Whitetree"), a privately held provider of high speed switching products, in a transaction that is to be accounted for as a pooling of interests. Based on the market prices at the time of signing, the Company would issue a total of approximately 1,100,000 shares of its common stock to Whitetree shareholders, warrantholders and optionholders in exchange for all outstanding Whitetree shares and warrants and upon the exercise of all Whitetree options assumed by the Company. The actual number of shares to be issued in connection with the transaction is subject to adjustment depending upon the average last sale price of the Company's common stock on The Nasdaq National Market for the five days preceding the closing date and will be no fewer than 970,000 nor more than 1,350,000 common shares.

  Whitetree has a fiscal year that ends on September 30. Whitetree's statements of operations for the years ended September 30, 1996, 1995 and 1994 will be combined with the Company's statements of income for the years ended December 31, 1996, 1995 and 1994, respectively. In order to conform Whitetree's year end to the Company's year end, the consolidated statement of income for the year ended December 31, 1996 will exclude the results of operations for the three months ended December 31, 1996 for Whitetree.

  The following unaudited pro forma summary includes the historical operations of the Company and the historical operations of Whitetree for all periods presented. The unaudited pro forma summary does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented or the results which may occur in the future.

                          ASCEND COMMUNICATIONS, INC.

10.    SUBSEQUENT EVENTS (CONTINUED)


Unaudited pro forma summary results of operations (in thousands except per share information):


                                                     Year Ended December 31,
                                          ------------------------------------------
                                              1996           1995            1994
                                          -----------    ------------     ----------
Net sales...............................    $560,977        $152,896        $39,655
Net income..............................     108,204          23,175          5,130
Net income per share....................    $   0.84        $   0.21        $  0.05
Shares used in per share computations...     128,760         112,132         95,134


  In February 1997, the Company acquired substantially all of the outstanding stock of InterCon Systems Corporation. The purchase price consisted of a cash payment of $12,000,000 and the assumption of approximately $9,000,000 of liabilities. The Company is currently in the process of allocating the purchase price.

                          ASCEND COMMUNICATIONS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                              Balances at       Charged to                           Balances at
                                                              Beginning         Costs and                              End of
                Description                                   of Period          Expenses         Deductions           Period
--------------------------------------------------------      ----------        ----------        ----------         ----------
Year ended December 31, 1996:
        Allowance for uncollectible accounts                     $  900            $1,100            $   -              $2,000
        Warranty reserve                                            475             1,115                -               1,590
                                                                 ------            ------            -----              ------

                                                                 $1,375            $2,215            $   -              $3,590
                                                                 ======            ======            =====              ======

Year ended December 31, 1995:
        Allowance for uncollectible accounts                     $  700            $  300            $(100)             $  900
        Warranty reserve                                            250               225                -                 475
                                                                 ------            ------            -----              ------

                                                                 $  950            $  525            $(100)             $1,375
                                                                 ======            ======            =====              ======

Year ended December 31, 1994:
        Allowance for uncollectible accounts                     $   50            $  650            $   -              $  700
        Valuation allowance for deferred tax assets               3,824                 -           (3,824)  (1)             -
        Warranty reserve                                             20               230                -                 250
                                                                 ------            ------            -----              ------

                                                                 $3,894            $  880          $(3,824)               $950
                                                                 ======            ======          =======              ======

(1) Utilization of portion of net operating loss carryforwards credited to income tax provision.