Form 10-Q
period 1997-03-31
ASCEND COMMUNICATIONS INC
filed 1997-04-25
CIK 921146

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended March 31, 1997

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

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 120,749,615 as of March 31, 1997.

This report, including exhibits, consists of 26 pages. The Index To Exhibits is found on page 24.

                           ASCEND COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I:  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1: Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of
                 March 31, 1997 and December 31, 1996                          3

                 Condensed Consolidated Statements of Income for
                 the Three Months Ended March 31, 1997 and 1996                4

                 Condensed Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 1997 and 1996                5

                 Notes to Condensed Consolidated Financial Statements          6

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11


PART II:  OTHER INFORMATION


         Item 1: Legal Proceedings                                            20

         Item 2: Changes in Securities                                        20

         Item 3: Defaults upon Senior Securities                              20

         Item 4: Submissions of Matters to a Vote of Security Holders         20

         Item 5: Other Information                                            20

         Item 6: Exhibits and Reports on Form 8-K                             21

                  A:  Exhibits                                                21

                  B:  Reports on Form 8-K                                     22

         Signatures                                                           23

         Index to Exhibits                                                    24

PART I:  FINANCIAL INFORMATION
ITEM I:  FINANCIAL STATEMENTS

                           ASCEND COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                 (In Thousands)

                                                        March 31,      Dec. 31,
                                                          1997           1996
                                                        --------       --------
ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 241,893      $ 213,970
  Short-term investments.............................     184,442        159,181
  Accounts receivable, net...........................     116,094        103,145
  Inventories........................................      50,785         49,241
  Deferred income taxes..............................      40,329         33,489
  Other current assets...............................      14,387         13,273
                                                        ---------      ---------
        Total current assets.........................     647,930        572,299

Investments..........................................      33,493         35,771
Furniture, fixtures and equipment, net...............      47,115         40,034
Other assets.........................................       5,569          3,762
                                                        ---------      ---------
        Total assets.................................   $ 734,107      $ 651,866
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $  47,857      $  43,268
  Accrued liabilities and accrued compensation.......      59,954         61,148
                                                        ---------      ---------
        Total current liabilities....................     107,811        104,416

Commitments

Stockholders' equity:
  Common stock.......................................         121            119
  Additional paid-in capital.........................     455,430        411,679
  Retained earnings..................................     170,745        135,652
                                                        ---------      ---------
         Total stockholders' equity..................     626,296        547,450
                                                        ---------      ---------
         Total liabilities and stockholders' equity..   $ 734,107      $ 651,866
                                                        =========      =========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ASCEND COMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In Thousands, Except Per Share Data)

                                        Three Months Ended March 31,
                                        ----------------------------
                                           1997            1996
                                           ----            ----
Net sales.............................  $ 202,412       $  92,028
Cost of sales.........................     69,456          32,566
                                        ---------       ---------
  Gross profit........................    132,956          59,462
Operating expenses:
  Research and development............     17,016           6,974
  Sales and marketing.................     39,457          20,495
  General and administrative..........      5,388           3,585
  Purchased research and development..     18,000              --
                                        ---------       ---------
    Total operating expenses..........     79,861          31,054
                                        ---------       ---------

Operating income......................     53,095          28,408
Interest income, net..................      3,528           2,859
                                        ---------       ---------

Income before income taxes............     56,623          31,267
Provision for income taxes............     21,530          11,881
                                        ---------       ---------

Net income............................  $  35,093       $  19,386
                                        =========       =========
Net income per share..................  $    0.27       $    0.15
                                        =========       =========
Number of shares used in per share
   calculation........................    129,535         125,947
                                        =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ASCEND COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In Thousands)




                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      1997            1996
                                                                      ----            ----
Operating activities:

Net income.......................................................   $  35,093       $  19,386

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation..................................................       3,470           1,551
   Purchased research and development............................      18,000              --
   Deferred income taxes.........................................      (6,840)           (958)

   Changes in operating assets and liabilities:
     Accounts receivable.........................................     (12,949)        (10,823)
     Inventories.................................................      (1,544)        (26,811)
     Other current assets........................................        (114)         (3,221)
     Other assets................................................         793            (806)
     Accounts payable............................................       4,589          16,474
     Accrued liabilities and accrued compensation................      (2,294)          5,404
                                                                    ---------       ---------
       Net cash provided by operating activities.................      38,204             196
                                                                    ---------       ---------

Investing activities:
   Purchases of investments......................................     (59,842)        (43,455)
   Maturities and sales of investments...........................      36,859          43,747
   Purchases of furniture, fixtures and equipment................     (10,551)         (7,282)
   Effect of business combinations...............................     (12,000)         (1,067)
                                                                    ---------       ---------
     Net cash used in investing activities.......................     (45,534)         (8,057)
                                                                    ---------       ---------

Financing activities:
     Proceeds from issuance of common stock, net.................      21,169           7,018
     Payment of  notes payable...................................      (8,500)         (2,132)
     Tax benefit related to exercise of stock options............      22,584           7,814
                                                                    ---------       ---------
        Net cash provided by financing activities................      35,253          12,700
                                                                    ---------       ---------

Net increase in cash and cash equivalents........................      27,923           4,839
Cash and cash equivalents, beginning of period...................     213,970         147,050
                                                                    ---------       ---------

Cash and cash equivalents, end of period.........................   $ 241,893       $ 151,889
                                                                    =========       =========
Supplemental non-cash investing and financing activities:
  Liabilities assumed in business combination....................   $   9,600       $      --
                                                                    =========       =========
  Exercise of warrants in exchange for retirement of
    notes payable................................................   $      --       $   2,068
                                                                    =========       =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

GENERAL

Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures, markets, sells and supports a broad range of high-speed integrated remote networking products that enable its customers to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) high speed Internet Protocol ("IP") switches for application in telecommunications carriers and ISP backbone networks; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. These products support existing digital and analog networks.

In February 1997, the Company purchased InterCon Systems Corporation ("InterCon"), a leading developer of remote access client software products for both corporate and ISP markets. The transaction was accounted for as a purchase. The operations of InterCon have been included for the period subsequent to the acquisition (see "Business Combinations").

On April 1, 1997, the Company acquired Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high speed Asynchronous Transfer Mode ("ATM") switching products. The transaction will be accounted for as a pooling of interests. The consolidated financial statements do not include the financial position or results of operations of Whitetree because the transaction closed subsequent to March 31, 1997 (see "Business Combinations")

On March 30, 1997, the Company entered into an agreement and plan of reorganization ("Agreement") with Cascade Communications Corp. ("Cascade"), a leading developer and manufacturer of carrier class Frame Relay, ATM and IP switching products. According to the terms of the Agreement, Cascade will become a wholly-owned subsidiary of the Company and each share of Cascade common stock which is issued and outstanding at the effective date of the closing will be converted into the right to receive 0.70 of a share of the Company's common stock. The Agreement specifies, as a condition of the merger, that the transaction be accounted for as a pooling of interests.

The interim condensed consolidated financial statements of Ascend Communications, Inc. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The condensed balance sheet data as of December 31, 1996 included herein has been derived from such audited financial statements.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

GENERAL (Continued)

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future periods.

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

INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):

                                             March 31,    Dec. 31,
                                                1997        1996
                                             ---------   ---------
Finished goods.............................  $     106   $   6,854
Products in process........................      8,162       6,992
Raw materials and supplies.................     42,517      35,395
                                             ---------   ---------
                                             $  50,785   $  49,241
                                             =========   =========

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

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

INCOME TAXES

For the quarter ended March 31, 1997, the Company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $22.6 million from stock option transactions which was credited directly to stockholders' equity. The Company made cash payments of approximately $259,000 and $7.2 million for income taxes during the three months ended March 31, 1997 and 1996, respectively.

EARNINGS PER SHARE

Earnings per share for the quarters ended March 31, 1997 and 1996 were computed based on the weighted average number of common and common equivalent shares outstanding. The computations of the weighted average number of shares outstanding for the quarters ended March 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                            1997          1996
                                                         ---------      --------
 Common Stock.........................................     120,750       114,701
 Common Stock Equivalents (Stock Options & Warrants)..       8,785        11,246
                                                          --------      --------
 Total................................................     129,535       125,947
                                                          ========      ========
 Net Income...........................................    $ 35,093      $ 19,386
                                                          ========      ========
 Net Income Per Share.................................    $   0.27      $   0.15
                                                          ========      ========


RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.02 for each of the first quarters ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

BUSINESS COMBINATIONS

In February 1997, the Company acquired all of the outstanding stock of InterCon. The purchase price consisted of a cash payment of $12.0 million, the assumption of approximately $9.0 million of liabilities and transaction costs of approximately $600,000. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the total purchase price of $21.6 million was allocated to the net assets acquired based upon their estimated fair values. The estimated fair value of tangible net assets acquired was $600,000. In addition, $18.0 million of the purchase price was allocated to purchased research and development that has not reached technological feasibility and that has no alternative future use, and $3.0 million was allocated to purchased software.

On April 1, 1997, the Company acquired Whitetree in a transaction that will be accounted for as a pooling of interests. The Company issued approximately 1,315,000 shares of its common stock to Whitetree shareholders in exchange for all outstanding Whitetree shares. In addition, the Company assumed all outstanding Whitetree stock options to purchase approximately 99,000 shares of the Company's stock. The results of operations of Whitetree, which have not been material in relation to those of the Company, will be included in the consolidated results of operations for periods subsequent to the acquisition. The Company's historical consolidated financial statements prior to the combination will not be restated to reflect the financial results of Whitetree as these results were not material to the Company.

On March 30, 1997, the Company entered into an agreement to acquire Cascade. According to the terms of the agreement, each share of Cascade common stock which is issued and outstanding as of the effective date of the closing will be converted into the right to receive 0.70 of a share of the Company's common stock (the "Exchange Ratio") and each option or right to purchase Cascade common stock will be assumed by Ascend and will become an option or right to purchase shares of Ascend common stock, with appropriate adjustments based on the Exchange Ratio to the number of shares issuable under and exercise price of these options or rights. The transaction will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization. The transaction is subject to Company stockholder approval, Cascade stockholder approval and other customary closing conditions. Assuming the merger is consummated, the historical consolidated financial statements of Ascend for prior periods will be restated to include the financial position and results of operations of Cascade.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

BUSINESS COMBINATIONS (continued)

The following table shows the pro-forma historical results of the Company and Cascade (in thousands):


                                                              Three Months
                                                                  Ended
                                                                March 31,                 Year Ended Dec. 31,
                                                               -----------      -----------------------------------------
                                                                   1997            1996           1995            1994
                                                               -----------      ----------     ----------      ----------
Revenue:           Ascend...................................   $   202,412      $  549,297     $  152,604      $   39,655
                   Cascade..................................        90,328         340,976        134,834          50,060
                                                               -----------      ----------     ----------      ----------
                    Total...................................   $   292,740      $  890,273     $  287,438      $   89,715
                                                               ===========      ==========     ==========      ==========
-------------------------------------------------------------------------------------------------------------------------
Net Income (loss): Ascend...................................   $    35,093         113,111     $   27,535      $    6,550
                   Cascade..................................      (198,334)         70,779         25,410           9,266
                                                               -----------      ----------     ----------      ----------
                    Total...................................      (163,241)        183,890         52,945          15,816
                                                               -----------      ----------     ----------      ----------
                   Pro forma effect of Sahara acquisition...          (984)         (7,332)            --              --

                   Pro forma exclusion of purchased
                     research and development:
                      InterCon, net of income taxes.........        11,160              --             --              --
                      Sahara................................       213,100              --             --              --
                                                               -----------      ----------     ----------      ----------
                   Pro forma net income, as restated........   $    60,035      $  176,558     $   52,945      $   15,816
                                                               ===========      ==========     ==========      ==========

The table above excludes adjustments for merger related expenses totaling approximately $42.2 million. Such merger related expenses will include regulatory filing costs, and the fees of financial advisors, attorneys, accountants, financial printers and proxy solicitors. In addition, the pro-forma historical results of the Company and Cascade exclude adjustments to conform the accounting policies of Cascade to those followed by the Company and merger related adjustments for redundant capacity and assets. The nature and extent of such non-recurring adjustments will be based upon further study and analysis and these adjustments will be recorded during the quarter in which the merger is consummated.

On January 28, 1997, Cascade completed its acquisition of Sahara, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products. Cascade issued approximately 3.4 million shares of Cascade common stock in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $219.0 million was allocated to the net assets acquired based upon their estimated fair market value. The estimated fair value of the tangible net assets acquired was approximately $6.0 million. In addition, approximately $213.0 million of the purchase price was allocated to in-process research and development that has not reached technological feasibility and that has no alternative future use.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           ASCEND COMMUNICATIONS, INC.


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS THAT WILL HAVE AN EFFECT ON ITS FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INCLUDE THE WORDS "EXPECTS," "BELIEVES," "ESTIMATES," AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE REFERRED TO UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE HEREIN, THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Income for the quarters ended March 31, 1997 and 1996, respectively:

                                                   Quarter Ended March 31,
                                                   -----------------------
                                                       1997       1996
                                                       ----       ----
  Net sales......................................       100%       100%
  Cost of sales..................................        34          35
                                                       ----        ----
          Gross margin...........................        66          65
  Operating expenses:
          Research and development...............         8           8
          Sales and marketing....................        20          22
          General and administrative.............         3           4
          Purchased research and development.....         9           -
                                                       ----        ----
                  Total operating expenses.......        40          34
                                                       ----        ----
  Operating income ..............................        26          31
  Interest income, net...........................         2           3
                                                       ----        ----
  Income before income taxes.....................        28          34
  Provision for income taxes.....................        11          13
                                                       ----        ----
  Net income.....................................        17%         21%
                                                       ====        ====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.


NET SALES

Net sales for the first quarter ended March 31, 1997 were $202.4 million, an increase of 120% over net sales of $92.0 million for the first quarter of 1996. This increase in net sales was primarily due to an increase in unit shipments of MAX products. The increase in unit shipments of MAX products was primarily attributable to the growth in business from Internet service providers ("ISPs") and increased demand for corporate remote networking applications. For the first quarter ended March 31, 1997, MAX products accounted for approximately 87% of net sales as compared to approximately 72% of net sales in the first quarter of 1996. Net sales of the Pipeline family of products were approximately 6% of net sales in the first quarter of 1997 as compared to approximately 19% of net sales in the first quarter of 1996. The decrease in Pipeline net sales was primarily attributable to price reductions due to increased competition. Net sales of the Company's Multiband products accounted for approximately 3% of net sales for the first quarter of 1997 as compared to approximately 8% for the first quarter of 1996. The decrease in Multiband net sales as a percent of net sales was primarily attributable to the rapid increase in sales of the MAX family of products. In the first quarter ended March 31, 1997, the Company began recognizing revenue for shipments of its new GRF family of products. Introduced in September 1996 and developed by the Company's High Performance Networking Division (formerly NetStar, Inc.), the GRF family of products are high speed IP switches for backbone networks. The GRF family of products accounted for 3% of net sales for the quarter ended March 31, 1997.

UUNET, an ISP, accounted for 24% and 13% of net sales for each of the quarters ended March 31, 1997 and 1996, respectively. BBN, an ISP, accounted for 12% and 6% of net sales for each of the quarters ended March 31, 1997 and 1996, respectively. International sales declined to approximately 34% of net sales for the first quarter of 1997 from approximately 42% of net sales for the first quarter of 1996. This decrease was principally due to increased sales of the Company's MAX products to Internet service providers in North America during the quarter. International sales increased in absolute dollars, however, when compared to the same period.

GROSS MARGIN

Gross margin was 66% for the quarter ended March 31, 1997 as compared to 65% for the quarter ended March 31, 1996. This increase in gross margin was primarily due to a decrease in unit shipments of the Pipeline products which have a lower gross margin than the Multiband and MAX products. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 144% to $17.0 million in the first quarter of 1997 from $7.0 million in the first quarter of 1996. This increase was primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America, addition of research and development laboratory equipment and material costs associated with new product prototypes. In addition, research and development expenses increased in part through the addition of engineering personnel and facilities as a result of the Company's mergers and acquisition activities. Research and development expenses as a percent of net sales were 8% for the first quarter of both 1997 and 1996.

SALES AND MARKETING

Sales and marketing expenses increased 93% to $39.5 million in the first quarter of 1997 from $20.5 million in the first quarter of 1996. This increase was primarily due to the addition of sales, marketing and technical support personnel, increased commissions, spending for marketing materials and trade shows, advertising and promotions, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products. Sales and marketing expenses as a percent of net sales decreased to 20% in the first quarter of 1997 as compared to 22% for the same quarter of 1996. This decrease in sales and marketing expenses as a percentage of net sales was due primarily to increased net sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 50% to $5.4 million in the first quarter of 1997 from $3.6 million in the first quarter of 1996. This increase was primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses, increased facilities costs and the cost of investor relations activities. General and administrative expenses decreased as a percent of net sales to 3% for the quarter ended March 31, 1997 from 4% for the same quarter of 1996. This decrease in general and administrative expenses as a percentage of net sales was due primarily to increased net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.

PURCHASED RESEARCH AND DEVELOPMENT

Purchased research and development costs were $18.0 million for first quarter of 1997. These costs were for the purchase of technology and related assets associated with the acquisition of InterCon Systems Corporation. The acquisition provides technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets.

INTEREST INCOME, NET

Interest income (net) increased by approximately $669,000 to $3.5 million (2% of net sales) for the first quarter of 1997 compared to $2.9 million for the first quarter of 1996. This increase in interest income (net) is due primarily to the investment of proceeds from the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and cash from operations.

PROVISION FOR INCOME TAXES

The provision for income taxes for the quarters ended March 31, 1997 and 1996 is based on a combined federal and state rate of 38%, which approximates the net effective statutory federal and state rates adjusted for tax exempt interest income and the tax benefits associated with the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's principal sources of liquidity included $459.8 million of cash and cash equivalents, short-term investments and investments, and an unsecured $15.0 million revolving line of credit which expires in November 1997. There were no borrowings under the line of credit during the three months ended March 31, 1997. The increase in cash and cash equivalents of $27.9 million for the period was principally due to $43.8 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and by $38.2 million of funds provided by operations, partially offset by $45.5 million of funds used in investing activities. The net cash provided by operating activities for the three months ended March 31, 1997 was primarily due to increases in net income adjusted for depreciation, purchased research and development and deferred income taxes and increases in accounts payable, partially offset by a decrease in accrued liabilities and accrued compensation and increases in accounts receivable and inventories.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Net cash used in investing activities of $45.5 million for the three months ended March 31, 1997 related primarily to net purchases, maturities and sales of investments, expenditures for furniture, fixtures and equipment and the effect of the business combination. Financing activities provided $35.3 million for the three months ended March 31, 1997, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

At March 31, 1997, the Company had $540.1 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4 (No. 333-25287) filed on April 16, 1997 in connection with the acquisition of Cascade and the Company's annual report for the year ended December 31, 1996 on Form 10-K. This Report on Form 10-Q should be read in conjunction with such Forms S-4, particularly the section entitled "Risk Factors", and such Form 10-K. These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

In particular, a substantial portion of the Company's sales of MAX and Pipeline products is related to the Internet industry. In North America, the Company sells a substantial percentage of its products, particularly its MAX products, to ISPs. There can be no assurance that this industry and its infrastructure will continue to develop or that acceptance of the Company's products by this industry will be sustained. The Company believes competition in the Internet industry will increase significantly in the future and could adversely affect the Company's business, results of operations and financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

The Company has concluded the acquisition of four companies in 1996. The Company has completed a fifth acquisition in the first quarter of 1997, completed a sixth acquisition (Whitetree) in the second quarter of 1997 and announced a seventh acquisition (Cascade) in the first quarter of 1997. Achieving the anticipated benefits of these acquisitions or any other acquisitions the Company may undertake will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, financial condition and/or results of operations.

The Company expects that its gross margins could be adversely affected in future periods by price adjustments as a result of increased competition. In addition, increased sales of Pipeline products as a percentage of net sales may adversely affect the Company's gross margins in future periods as these products have lower gross margins than the Company's other products. In addition, the Company's use of third parties to distribute its products to other value-added resellers may adversely affect the Company's gross margins.

The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Although the Company's sales will be denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales and profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have an effect on the Company's business, results of operations and financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. A significant portion of the Company's revenues in prior periods has been derived from relatively large sales to a limited number of customers, and therefore the failure of the Company to secure expected large sales may have a material adverse impact on results of operations. A significant portion of the Company's expense levels is relatively fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. The Company may also increase spending in response to competition or to pursue new market opportunities.

The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The introduction of new products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Furthermore, products such as those offered by the Company may contain undetected or unresolved hardware problems or software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, hardware problems or software errors will not be found in new products after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, results of operations and financial condition.

The Company mainly competes in four segments of the data networking market: (i) wide area network ("WAN") and Internet access, (ii) WAN and Internet backbone switching, (iii) remote LAN access and Internet subscriber access, and (iv) videoconferencing and multimedia access. The Company competes in one or more of these market segments with Cisco Systems, Inc., 3Com Corporation ("3Com"), U.S. Robotics Corporation ("U.S. Robotics"), Shiva Corporation, Northern Telecom, Inc., Gandalf, Teleos Communications (a subsidiary of Madge Networks, Inc.), Adtran, Promptus Communications (a subsidiary of GTI) and many others. 3Com recently entered into an agreement to acquire U.S. Robotics. Some of these competitors have substantially greater financial, marketing and technical resources than the Company. The Company expects additional competition from existing competitors and from a number of other companies, some of which may have substantially greater financial, marketing and technical resources than the Company, that may enter the Company's existing and future markets. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect the Company's business, results of operations and financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                           ASCEND COMMUNICATIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS (Continued)

The Company's sales are, to a significant degree, are made through telecommunications carriers, value-added resellers ("VARs") and distributors. Accordingly, the Company is dependent on the continued viability and financial stability of these companies. While the Company has contractual relationships with many telecommunications carriers, VARs and distributors, these agreements do not require the telecommunications carrier, VARs or distributors to purchase the Company's products and can be terminated by the telecommunications carrier, VARs or distributors at any time. There can be no assurance that any of the telecommunications carriers, VARs and distributors will continue to market the Company's products. The telecommunications carrier customers, to the extent they are resellers, VARs and distributors, generally offer products of several different companies, including products that are competitive with the Company's products. Accordingly, there is a risk that these telecommunications carriers, to the extent they are resellers, VARs and distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Any special distribution arrangement and product pricing arrangement that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins.

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

The Company's common stock has experienced significant price volatility, and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or other companies in the networking industry, announcements by the Company or competitors regarding new product introductions or other developments affecting the Company and/or changes in financial estimates by public market analysts. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the operating results and financial condition of the Company.

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

                  Not Applicable.

Item 3:  Defaults upon Senior Securities:

                  Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

                  Not Applicable.

Item 5:  Other Information:

                  Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

               A:  Exhibits

   No.         Description
---------      -----------
(6)  3.1       Certificate of Incorporation.

(1)  3.2       By-Laws.

(1)  10.1      First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)  10.2      Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)  10.3      Ascend Communications, Inc. 1994 Outside Directors Stock Option
               Plan.

(1)  10.4      Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

(1)  10.5      Lease dated August 8, 1991, by and between the Registrant
               and Harbor Bay Isle Associates, the First Addendum thereto, dated
               August 8, 1991, and the Second Addendum thereto, dated February
               25, 1994.

(1)  10.8      Form of Indemnity Agreement for directors and officers.

(2)  10.9      Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

(3)  10.10     Lease Agreement, Lease Rider and Second Lease Rider, dated May
               17, 1995 by and between the Registrant and Resurgence Properties, Inc.

(4)  10.11     Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

(5)  10.12     Lease agreement dated March 27, 1996, by and between the
               Registrant and Sumitomo Bank Leasing and Financing, Inc.

(7)  10.13     Ascend Communications, Inc. 1996 Restricted Stock Plan.

   No.         Description
---------      -----------
     11.1      Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page 8.

     27.0      Financial Data Schedule.

(1) Incorporated by reference from the Company's Registration Statement (No. 33-77146) effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

(3 Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

               B:  Form 8-K

                   In connection with its acquisition of StonyBrook Services, Inc., the Company filed a Report on Form 8-K on January 31, 1997 announcing consolidated sales and net income for the 30-day period ended January 26, 1997.

                   On April 8, 1997, the Company filed a Report on Form 8-K announcing that on March 30, 1997, the Company and Cascade Communications Corporation announced in a joint press release that they had signed a definitive merger agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Cascade.

                           ASCEND COMMUNICATIONS, INC.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ASCEND COMMUNICATIONS, INC.




DATE     April 25, 1997             by     /S/ Robert K. Dahl
         --------------                ----------------------

                                        Robert K. Dahl, Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)






DATE     April 25, 1997             by     /S/ Michael J. Johnson
         --------------                --------------------------

                                        Michael J. Johnson, Controller and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                           ASCEND COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS

   No.         Description
---------      -----------
(6)  3.1       Certificate of Incorporation.

(1)  3.2       By-Laws.

(1)  10.1      First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)  10.2      Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)  10.3      Ascend Communications, Inc. 1994 Outside Directors Stock Option
               Plan.

(1)  10.4      Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

(1)  10.5      Lease dated August 8, 1991, by and between the Registrant
               and Harbor Bay Isle Associates, the First Addendum thereto, dated
               August 8, 1991, and the Second Addendum thereto, dated February
               25, 1994.

(1)  10.8      Form of Indemnity Agreement for directors and officers.

(2)  10.9      Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

(3)  10.10     Lease Agreement, Lease Rider and Second Lease Rider, dated May
               17, 1995 by and between the Registrant and Resurgence Properties, Inc.

(4)  10.11     Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

(5)  10.12     Lease agreement dated March 27, 1996, by and between the
               Registrant and Sumitomo Bank Leasing and Financing, Inc.

(7)  10.13     Ascend Communications, Inc. 1996 Restricted Stock Plan.

   No.         Description
---------      -----------
     11.1      Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page 8.

     27.0      Financial Data Schedule.

(1) Incorporated by reference from the Company's Registration Statement (No. 33-77146) effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

(3 Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

(6) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.