Form 10-Q
period 1997-06-30
ASCEND COMMUNICATIONS INC
filed 1997-08-14
CIK 921146

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

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

                                   Yes  X   No
                                        -       -

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 188,864,493 as of July 31, 1997.

This report, including exhibits, consists of 29 pages. The Index To Exhibits is found on page 27.

                           ASCEND COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I: Financial Information                                           Page No.
                                                                        --------
        Item 1: Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets as of
                June 30, 1997 and December 31, 1996                            3

                Condensed Consolidated Statements of Operations for
                the Quarter and Six Months Ended June 30, 1997 and 1996        4

                Condensed Consolidated Statements of Cash Flows for
                the Six Months Ended June 30, 1997 and 1996                    5

                Notes to Condensed Consolidated Financial Statements           6

        Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           12


Part II: Other Information

        Item 4: Submissions of Matters to a Vote of Security Holders          22

        Item 6: Exhibits and Reports on Form 8-K                              24

                A: Exhibits                                                   24

                B: Reports on Form 8-K                                        25

        Signatures                                                            26

        Index to Exhibits                                                     27

Part I:   Financial Information

Item 1:   Financial Statements


                          ASCEND COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                (In Thousands)

                                                      June 30,        Dec. 31,
                                                        1997            1996
                                                    -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $   339,645     $   312,369
  Short-term investments..........................      222,522         173,101
  Accounts receivable, net........................      237,185         185,094
  Inventories.....................................       96,939          68,544
  Deferred income taxes...........................       57,852          41,789
  Other current assets............................       17,512          26,444
                                                    -----------     -----------
      Total current assets........................      971,655         807,341

Investments.......................................       54,203          35,771
Furniture, fixtures and equipment, net............       89,546          73,046
Other assets......................................       16,666           5,969
                                                    -----------     -----------
      Total assets................................  $ 1,132,070     $   922,127
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $   110,747     $    60,823
  Accrued liabilities and accrued compensation....      188,238          94,071
                                                    -----------     -----------
      Total current liabilities...................      298,985         154,894

Commitments

Stockholders' equity:
  Common stock....................................          188             182
  Additional paid-in capital......................      829,989         533,515
  Retained earnings...............................        2,908         233,536
                                                    -----------     -----------
      Total stockholders' equity..................      833,085         767,233
                                                    -----------     -----------
      Total liabilities and stockholders' equity..  $ 1,132,070     $   922,127
                                                    ===========     ===========

See notes to condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (In Thousands, Except Per Share Data)

                                                  Quarter Ended June 30,        Six Months Ended June 30,
                                                -------------------------      --------------------------
                                                   1997            1996            1997            1996
                                                ---------       ---------      ----------       ---------
Net sales...................................    $ 311,693       $ 205,581      $  604,433       $ 353,646
Cost of sales...............................      108,677          72,859         211,064         125,207
                                                ---------       ---------       ---------       ---------
  Gross profit..............................      203,016         132,722         393,369         228,439
Operating expenses:
  Research and development..................       40,221          22,808          74,889          38,747
  Sales and marketing.......................       59,876          33,965         113,117          63,156
  General and administrative................        9,455           8,046          18,544          13,853
  Purchased research and development........            -               -         231,100               -
  Cost of mergers...........................      150,271               -         150,271               -
                                                ---------       ---------       ---------       ---------
    Total operating expenses................      259,823          64,819         587,921         115,756
                                                ---------       ---------       ---------       ---------

Operating income (loss).....................      (56,807)         67,903        (194,552)        112,683
Interest income, net........................        6,302           3,973          11,578           7,949
                                                ---------       ---------       ---------       ---------

Income (loss) before income taxes...........      (50,505)         71,876        (182,974)        120,632
Provision for (benefit from) income taxes...       (1,668)         27,452          29,104          46,387
                                                ---------       ---------       ---------       ---------

Net income (loss)...........................    $ (48,837)      $  44,424     $  (212,078)      $  74,245
                                                =========       =========     ===========       =========

Net income (loss) per share.................        (0.26)           0.23           (1.13)           0.38
                                                =========       =========     ===========       =========
Number of shares used in per share
  calculation...............................      188,386         196,227         187,099         194,557
                                                =========       =========     ===========       =========



See notes to condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                (In Thousands)

                                                                             Six Months Ended June 30,
                                                                            ----------------------------
                                                                               1997              1996
                                                                            ----------        ----------
Operating activities:

Net income (loss).......................................................    $ (212,078)       $   74,245

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization......................................        22,304             7,994
     Purchased research and development.................................       231,100                 -
     Deferred income taxes..............................................        (7,990)           (5,958)

     Changes in operating assets and liabilities:
        Accounts receivable.............................................       (53,420)          (65,661)
        Inventories.....................................................       (25,636)          (36,347)
        Other current assets............................................        10,181            (7,083)
        Other assets....................................................        (9,116)           (1,874)
        Accounts payable................................................        46,646            25,575
        Accrued liabilities and accrued compensation....................        77,309             6,214
                                                                            ----------        ----------
           Net cash provided by (used in) operating activities..........        79,300            (2,895)
                                                                            ----------        ----------
Investing activities:
     Purchases of investments...........................................      (174,024)         (102,850)
     Maturities and sales of investments................................       106,171            83,140
     Purchases of furniture, fixtures and equipment.....................       (35,681)          (26,861)
     Effect of business combinations....................................        (9,361)            4,159
                                                                            ----------        ----------
           Net cash used in investing activities........................      (112,895)          (42,412)
                                                                            ----------        ----------

Financing activiites:
     Proceeds from issuance fo common stock, net........................        36,209            23,672
     Payment of notes payable...........................................             -            (2,108)
     Tax benefit related to exercise of stock options...................        28,262            34,242
                                                                            ----------        ----------
           Net cash provided by financing activities....................        60,871            55,806
                                                                            ----------        ----------

Net increase in cash and cash equivalents...............................        27,276            10,499
Cash and cash equivalents, beginning of period..........................       312,369           202,524
                                                                            ----------        ----------
Cash and cash equivalents, end of period................................    $  339,645        $  213,023
                                                                            ==========        ==========
Supplemental non-cash investing and financing activities:

  Liabilities assumed in business combination...........................    $    9,600        $        -
                                                                            ==========        ==========

  Exercise of warrants in exchange for retirement of notes payable......    $        -        $    2,068
                                                                            ==========        ==========

See notes to condensed consolidated financial statements.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

General

Ascend Communications, Inc. develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide that enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches for application in telecommunications carriers and ISP backbone networks; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. These products support existing digital and analog networks.

In February 1997, the Company purchased InterCon Systems Corporation ("InterCon"), a leading developer of remote access client software products for both corporate and ISP markets. The transaction was accounted for as a purchase. The operations of InterCon have been included for periods subsequent to the acquisition (see "Business Combinations").

On April 1, 1997, the Company acquired Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high speed ATM switching products. The transaction was accounted for as a pooling of interests. The operations of Whitetree have been included for periods subsequent to the acquisition. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of Whitetree as these results were not material to the Company (see "Business Combinations").

On June 30, 1997, the Company acquired Cascade Communications Corp. ("Cascade"), a leading developer and manufacturer of carrier class Frame Relay, ATM and IP switching products. The transaction was accounted for as a pooling of interests. The consolidated financial statements of Ascend for prior periods have been restated to include the financial position and results of operations of Cascade (see "Business Combinations").

On January 28, 1997, Cascade completed its acquisition of Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products. The acquisition was accounted for under the purchase method of accounting. The operations of Sahara have been included for periods subsequent to the acquisition.

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

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

General (continued)

The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form S-4/A (No. 333-25287) filed on April 22, 1997 in connection with the acquisition of Cascade and the Company's and Cascades 1996 Annual Reports on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results that may be expected for any future periods.

Concentration of Credit Risk

The Company sells and distributes a substantial percentage of its products to ISPs, value-added resellers and distributors, and local and long-distance telecommunications carriers throughout North America, Europe and Asia and the Pacific Basin. Accounts receivable are principally from these customers. The Company conducts ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):


                                                   June 30,      Dec. 31,
                                                     1997         1996
                                                  ---------    ----------
Finished goods................................     $  6,543     $  10,778
Products in process...........................       16,702         7,544
Raw materials and supplies....................       73,694        50,222
                                                  ---------    ----------

                                                   $ 96,939     $  68,544
                                                  =========    ==========

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

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

Income Taxes

For the six months ended June 30, 1997, the company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $28.3 million from stock option transactions which was credited directly to stockholders' equity. The Company made cash payments of approximately $9.0 million and $37.7 million for income taxes during the six months ended June 30, 1997 and 1996, respectively.

Earnings Per Share

Earnings per share for the quarters and six months ended June 30, 1997 and 1996 were computed based on the weighted average outstanding number of common and common equivalent shares except for the quarter and six months ended June 30, 1997 which exclude common equivalent shares as they are anti-dilutive for such loss periods. The computations of the weighted average number of shares outstanding for the quarters and six months ended June 30, 1997 and 1996 are as follows (in thousands, except per share data):

                                           Quarter Ended June 30,         Six Months Ended June 30,
                                        ----------------------------    ----------------------------
                                            1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------

Common Stock.......................         188,386         177,844         187,099         176,461
Common Stock Equivalents...........             -            18,383             -            18,096
                                        ------------    ------------    ------------    ------------

Total..............................         188,386         196,227         187,099         194,577
                                        ============    ============    ============    ============

Net Income (Loss)..................      $  (48,837)     $   44,424      $ (212,078)     $   74,245
                                        ============    ============    ============    ============

Net Income (Loss) Per Share........      $    (0.26)     $     0.23      $    (1.13)     $     0.38
                                        ============    ============    ============    ============

                          ASCEND COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share, and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.02 and $0.04 for each of the quarter and six months ended June 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Business Combinations

On June 30, 1997, the Company acquired Cascade in a transaction that was accounted for as a pooling of interests. The Company issued approximately 66,346,000 shares of its common stock to Cascade shareholders in exchange for all outstanding Cascade shares. Outstanding options to purchase Cascade common stock were converted to options to purchase approximately 8,454,933 shares of Ascend common stock. The historical consolidated financial results of Ascend for prior periods have been restated to include the financial position and results of operations of Cascade. The following table shows the historical results of Ascend and Cascade for the periods prior to the consummation of the merger of the two entities:


                                                                      Three Months
                                                                         Ended
                                                                        March 31,                 Year Ended Dec. 31,
                                                                     --------------    ----------------------------------------
                                                                          1997             1996           1995          1994
                                                                     --------------    -----------    -----------    ----------
Net Sales:         Ascend........................................    $      202,412    $   549,297    $   152,604    $   39,655
                   Cascade.......................................            90,328        340,976        134,834        50,060
                                                                     --------------    -----------    -----------    ----------
                    Total........................................    $      292,740    $   890,273    $   287,438    $   89,715
                                                                     ==============    ===========    ===========    ==========
-------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss): Ascend........................................    $       35,093    $   113,111    $    27,535    $    6,550
                   Cascade.......................................          (198,334)        70,779         25,410         9,266
                                                                     --------------    -----------    -----------    ----------
                    Total........................................          (163,241)       183,890         52,945        15,816
                                                                     --------------    -----------    -----------    ----------
                   Pro forma effect of Sahara acquisition........              (984)        (7,332)             -             -

                   Pro forma exclusion of purchased
                     research and development:
                       InterCon, net of income taxes.............            11,160              -              -             -
                       Sahara....................................           213,100              -              -             -
                                                                     --------------    -----------    -----------    ----------
                   Pro forma net income, as restated.............    $       60,035    $   176,558    $    52,945    $   15,816
                                                                     ==============    ===========    ===========    ==========

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

On April 1, 1997, the Company acquired Whitetree in a transaction that was accounted for as a pooling of interests. The Company issued approximately 1,315,000 shares of its common stock to Whitetree shareholders in exchange for all outstanding Whitetree shares. In addition, the Company assumed all outstanding Whitetree stock options to purchase approximately 99,000 shares of the Company's stock. The results of operations of Whitetree, which have not been material in relation to those of the Company, are included in the consolidated results of operations for periods subsequent to the acquisition. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of Whitetree as these results were not material to the Company.

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

Litigation

On April 16, 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes for action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

Litigation (continued)

Based on the Company's preliminary investigation, the Company believes the allegations of the lawsuit are without merit and plans to vigorously defend this lawsuit; however, the ultimate outcome of this matter cannot yet be determined. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

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

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's Registration Statement on Form S-4/A (No. 333-25287) filed on April 22, 1997 in connection with the acquisition of Cascade and the Company's and Cascade's 1996 Annual Reports on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Income for the quarter and six months ended June 30, 1997 and 1996, respectively:

                                                Quarter Ended June 30,           Six Months Ended June 30,
                                                ----------------------           ------------------------
                                                 1997           1996               1997           1996
                                                -------        -------            -------        -------
Net sales.....................................    100 %          100 %              100 %          100 %
Cost of sales.................................     35             35                 35             35
                                                -------        -------            -------        -------
  Gross margin................................     65             65                 65             65
Operating expenses:
  Research and development....................     13             11                 12             11
  Sales and marketing.........................     19             17                 19             18
  General and administrative..................      3              4                  3              4
  Purchased research and development..........      -              -                 38              -
  Cost of mergers.............................     48              -                 25              -
                                                -------        -------            -------        -------
    Total operating expenses..................     83             32                 97             33
                                                -------        -------            -------        -------
Operating income (loss).......................    (18)            33                (32)            32
Interest income, net..........................      2              2                  2              2
                                                -------        -------            -------        -------
Income (loss) before income taxes.............    (16)            35                (30)            34
Provision for income taxes....................      -             13                  5             13
                                                -------        -------            -------        -------

Net income (loss).............................    (16)%           22 %              (35)%           21 %
                                                =======        =======            =======        =======

                         ASCEND COMMUNICATIONS, INC.


Net Sales

Net sales for the quarter ended June 30, 1997 were $311.7 million, an increase of 52% over net sales of $205.6 million for the second quarter of 1996. Net sales for the six months ended June 30, 1997 were $604.4 million, an increase of 71% over net sales of $353.6 million for the six months ended June 30, 1996. UUNET, an Internet service provider, accounted for approximately 13% and 16% of net sales for the quarter and six months ended June 30, 1997, respectively. U.S. West, a Regional Bell Operating Company, accounted for approximately 10% of net sales for the quarter ended June 30, 1996. International sales accounted for approximately 38% of net sales for the quarter ended June 30, 1997 compared to 31% of net sales for the same period in 1996. International sales accounted for approximately 34% of net sales for the six months ended June 30, 1997 compared to 32% of net sales for the same period in 1996. These increases were principally due to increased sales of the Company's products in Japan.

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for the quarters and six months ended June 30, 1997 and 1996, respectively:

                            Quarter Ended June 30,       Six Months Ended June 30,
                           -------------------------     --------------------------
   Business Unit             1997            1996           1997            1996
-----------------------    ---------       ---------     ---------        ---------
Access Concentrators...        55  %           49  %         57  %            46  %
Core Switching.........        32              38            31               37
Remote Access..........         5               6             4                9
Multimedia.............         4               5             4                6
Other..................         4               2             4                2
                           ---------       ---------     ---------        ---------
  Total Company........       100  %          100  %        100  %           100  %
                           =========       =========     =========        =========

Access Concentrators - The Access Concentrators business unit is composed of the MAX family of products. MAX products accounted for 55% and 49% of total Company net sales for the quarters ended June 30, 1997 and 1996, respectively. MAX products accounted for 57% and 46% of total Company net sales for the six months ended June 30, 1997 and 1996, respectively. The increase in unit shipments of MAX products was primarily attributable to the growth in business from Internet service providers ("ISP's") and increased demand for corporate remote networking applications.

Core Switching - The Core Switching business unit is composed of the BSTDX family of Frame Relay switches, the CBX500 family of ATM switches and the GRF family of Internet Protocol ("IP") switches. BSTDX products accounted for 25% and 37% of total Company net sales for the quarters ended June 30, 1997 and 1996, respectively. BSTDX products accounted for 25% and 36% of total Company net sales for the six months ended June 30, 1997 and 1996, respectively. The decline in BSTDX sales as a percent of net sales was primarily attributable to the rapid increase in the sales of the MAX family of products. CBX500 products, which commenced volume shipments in the third quarter of 1996, accounted for 4% of total Company net sales for both the quarter and the six months ended June 30, 1997, respectively. GRF products, which began volume shipments in the first quarter of 1997, accounted for 3% and 2% of total Company net sales for the quarter and the six months ended June 30, 1997, respectively.

                          ASCEND COMMUNICATIONS, INC.

Remote Access - The Remote Access business unit is composed of the Pipeline family of products. Pipeline products accounted for 5% and 6% of total Company net sales for the quarters ended June 30, 1997 and 1996, respectively. Pipeline products accounted for 4% and 9% of total Company net sales for the six months ended June 30, 1997 and 1996, respectively. The decline of Pipeline net sales as a percent of total Company net sales was primarily attributable to the rapid increase in the sales of the MAX family of products and price reductions due to increased competition.

Multimedia - The Multimedia business unit is composed of the Multiband family of products and the MAX Video family of products. Multimedia products accounted for 4% and 5% of total Company net sales for the quarters ended June 30, 1997 and 1996, respectively. Multimedia products accounted for 4% and 6% of total Company net sales for the six months ended June 30, 1997 and 1996, respectively. The decline of Multimedia net sales as a percent of total Company net sales was primarily attributable to the rapid increase in the sales of the MAX family of products.

Gross Margin

Gross margin was 65% for the quarters and six months ended June 30, 1997 and 1996. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

Research and Development

Research and development expenses increased 76% to $40.2 million in the second quarter of 1997 from $22.8 million in the second quarter of 1996. Research and development expenses increased 93% to $74.9 million for the six months ended June 30, 1997 from $38.7 million for the six months ended June 30, 1996. Research and development expenses as a percent of net sales increased to 13% for the second quarter of 1997 compared to 11% for the same quarter of 1996. Research and development expenses as a percent of net sales increased to 12% for the first six months of 1997 compared to 11% for the same period of 1996. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America, addition of research and development laboratory equipment and material costs associated with new product prototypes. In addition, research and development expenses increased in part through the addition of engineering personnel and facilities as a result of the Company's mergers and acquisition activities.

                           ASCEND COMMUNICATIONS, INC.



Sales and Marketing

Sales and marketing expenses increased 76% to $59.9 million for the second quarter of 1997 from $34.0 million for the second quarter of 1996. Sales and marketing expenses increased 79% to $113.1 million for the first six months of 1997 from $63.2 million for the same period of 1996. Sales and marketing expenses as a percent of net sales increased to 19% for the second quarter of 1997 as compared to 17% for the same quarter of 1996. Sales and marketing expenses as a percent of net sales increased to 19% for the first six months of 1997 as compared to 18% for the same period of 1996. These increases were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, spending for marketing materials and trade shows, advertising and promotions, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products.

General and Administrative

General and administrative expenses increased 18% to $9.5 million for the second quarter of 1997 from $8.0 million for the second quarter of 1996. General and administrative expenses increased 34% to $18.5 million for the first six months of 1997 from $13.9 million for the first six months of 1996. This increase was primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses, increased facilities costs and the cost of investor relations activities. General and administrative expenses as a percent of net sales decreased to 3% for the quarter and six months ended June 30, 1997 from 4% for the same periods of 1996. These decreases in general and administrative expenses as a percentage of net sales were due primarily to increased net sales.

Purchased Research and Development

Purchased research and development costs were $231.1 million for the first six months of 1997. These costs were for the purchase of technology and related assets associated with the acquisitions of InterCon Systems Corporation and Sahara Networks, Inc. during the first quarter of 1997. These acquisitions provide technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets.

Cost of Mergers

For the quarter ended June 30, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs related to the acquisitions of Cascade Communications, Corp. and Whitetree, Inc and consist primarily of investment and professional fees and other direct costs associated with the merger. Of the $150.3 million in one-time merger costs, approximately $44.9 are not deductible for tax purposes.

                          ASCEND COMMUNICATIONS, INC.


Interest Income, Net

Interest income (net) increased by approximately $2.3 million to $6.3 million (2% of net sales) for the second quarter of 1997 compared to $4.0 million for the same quarter of 1996. Interest income (net) increased by approximately $3.6 million to $11.6 million (2% of net sales) for the first six months of 1997 compared to $8.0 million for same period of 1996. This increase in interest income (net) is due primarily to the investment of proceeds from the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and cash from operations.

Provision for Income Taxes

The Company's effective tax rate for the quarter and six months ended June 30, 1997 was 37.4% and 37.8%, respectively, exclusive of the effect of one-time non-deductible in-process research and development expenses and certain merger related expenses. The effective tax rate for the quarter and six months ended June 30, 1996 was 38%. The lower effective tax rate for 1997 is primarily attributable to a larger benefit from the Company's Foreign Sales Corporation.

Liquidity and Capital Resources

At June 30, 1997, the Company's principal sources of liquidity included $616.4 million of cash and cash equivalents, short-term investments and investments, and an unsecured $15.0 million revolving line of credit which expires in November 1997. There were no borrowings under the line of credit during the six months ended June 30, 1997. The increase in cash and cash equivalents of $27.3 million for the period was principally due to $60.9 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and by $79.3 million of funds provided by operations, partially offset by $112.9 million of funds used in investing activities. The net cash provided by operating activities for the six months ended June 30, 1997 was primarily due to increases in accrued liabilities, accrued compensation and accounts payable and increased net income adjusted for depreciation, purchased research and development and deferred income taxes and, partially offset by increases in accounts receivable and inventories.

                          ASCEND COMMUNICATIONS, INC.

Net cash used in investing activities of $112.9 million for the six months ended June 30, 1997 related primarily to net purchases, maturities and sales of investments, expenditures for furniture, fixtures and equipment and the effect of business combinations. Financing activities provided $60.9 million for the six months ended June 30, 1997, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

At June 30, 1997, the Company had $672.7 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.


Factors That May Affect Future Results

The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4/A (No. 333-25287) filed on April 22, 1997 in connection with the acquisition of Cascade and the Company's and Cascade's Annual Reports for the year ended December 31, 1996 on Form 10-K. This Report on Form 10-Q should be read in conjunction with such Forms S-4 and 10-K, particularly the section entitled "Risk Factors". These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

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

                          ASCEND COMMUNICATIONS, INC.

The Company has concluded the acquisition of four companies in 1996 and three companies in 1997. Achieving the anticipated benefits of these acquisitions or any other acquisitions the Company may undertake will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Although the Company's sales are denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales and profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have an effect on the Company's business, results of operations and financial condition.

                          ASCEND COMMUNICATIONS, INC.

The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. In addition, the Company may recognize a substantial portion of its revenue in the latter part of the quarter. Accordingly, the cancellation or delay of any customer purchases could adversly affect the Company's results of operations in the quarter. A significant portion of the Company's revenues in prior periods has been derived from relatively large sales to a limited number of customers, and therefore the failure of the Company to secure expected large sales may have a material adverse impact on results of operations. A significant portion of the Company's expense levels is relatively fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending in the future to compensate for the shortfall. The Company may also increase spending in the future in response to competition or to pursue new market opportunities.

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

The Company mainly competes in four segments of the data networking market : (i) wide area network ("WAN") and Internet access, (ii) WAN and Internet backbone switching, (iii) remote LAN access and Internet subscriber access, and (iv) videoconferencing and multimedia access. The Company competes in one or more of these market segments with Cisco Systems, Inc., 3Com Corporation, Shiva Corporation, Northern Telecom, Inc., Gandalf, Teleos Communications (a subsidiary of Madge Networks, Inc.), Adtran, Promptus Communications (a subsidiary of GTI) and many others. Some of these competitors have substantially greater financial, marketing and technical resources than the Company. The Company expects additional competition from existing competitors and from a number of other companies, some of which may have substantially greater financial, marketing and technical resources than the Company, that may enter the Company's existing and future markets. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect the Company's business, results of operations and financial condition.

                          ASCEND COMMUNICATIONS, INC.

The Company's sales are, to a significant degree, made through telecommunications carriers, value-added resellers ("VARs") and distributors. Accordingly, the Company is dependent on the continued viability and financial stability of these companies. While the Company has contractual relationships with many telecommunications carriers, VARs and distributors, these agreements do not require these companies to purchase the Company's products and can be terminated by these companies at any time. There can be no assurance that any of the telecommunications carriers, VARs or distributors will continue to market the Company's products. The telecommunications carrier customers, to the extent they are resellers, VARs and distributors, generally offer products of several different companies, including products that are competitive with the Company's products. Accordingly, there is a risk that these companies may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Any special distribution arrangement and product pricing arrangement that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins.

The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing and product development personnel. The Company does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key personnel could adversely affect the Company.

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

                          ASCEND COMMUNICATIONS, INC.

Although the Company generally uses standard parts and components for its products, certain components, including certain key microprocessors and integrated circuits, are presently available only from a single source or from limited sources. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply, or a significant increase in the price of components could adversely affect the Company's revenues and financial results and could impact customer relations.

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

                          ASCEND COMMUNICATIONS, INC.

Part II:  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders:

Ascend's Annual Meeting of Stockholders was held on May 28, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:

                                             Shares
                                --------------------------------
      Nominee                   Voting For              Withheld
-------------------             ----------              --------
Mory Ejabat                     66,611,695               114,941
Robert K. Dahl                  66,611,655               114,981
Betsy S. Atkins                 66,611,618               115,018
Roger Evans                     66,611,695               114,941
C. Richard Kramlich             66,611,654               114,982
James P. Lally                  66,611,695               114,941
Martin Schoffstall              66,611,686               114,950

Additionally, the selection of Ernst & Young LLP as independent public accountants for the year ending December 31, 1997 was ratified with 66,583,958 shares voting in favor, 68,347 shares voting against and 74,332 shares abstaining.

A Special Meeting of Ascend stockholders was held on May 28, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting the proposal to approve the issuance of Ascend common stock pursuant to the Agreement and Plan of Reorganization dated March 30, 1997 in connection with the acquisition of Cascade was approved with 72,135,141 shares voting in favor, 307,384 shares voting against and 136,605 shares abstaining.

Prior to the merger with Ascend, on May 1, 1997, the Annual Meeting of Stockholders of Cascade was held in Boston, Massachusetts.

An election of directors was held with the following individuals being elected to the Board of Directors of Cascade as Class I directors:

                                             Shares
                                --------------------------------
      Nominee                   Voting For             Withheld
-------------------             ----------             ---------
Gururaj Deshpande               76,144,970             1,366,465
Steven C. Walske                76,134,134             1,377,306
Victoria A. Brown               76,125,772             1,385,668

The following individuals' term of office as director continued after the meeting:

                  Bruns H. Grayson
                  Richard M. Burnes Jr.
                  Paul J. Ferri

Other matters voted upon by the stockholders at the meeting were

        1. A proposal to approve an amendment to Cascade's 1994 Non-Employee Director Stock Option Plan (I) decreasing the initial employee grant from 90,000 shares to 30,000 shares for non-employee Directors first elected after the Annual Meeting; (II) decrease the stock option grant for each subsequent year of service on the Board of Directors from 12,000 shares to 10,000 shares for all non-employee Directors following the Annual Meeting; (III) to limit the number of shares granted for each initial stock option grant and the stock option grant for each subsequent year of service on the Board of Directors to the amount stated above effective after the Annual Meeting; and
            (IV) to increase the number of common stock available for issuance under the Director Plan from 720,000 shares to 870,000 shares was approved with 71,200,351 shares voting for, 5,615,920 shares voting against, 176,003 votes abstaining and 519,166 broker non-votes.

        2. A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the fiscal year ended December 31, 1996 was approved with 77,067,933 shares voting for, 358,123 shares voting against and 85,384 votes abstaining.

        3. A proposal to increase the authorized Common Stock, $.001 par value per share, of Cascade from 225,000,000 to 300,000,000 shares was approved with 69,120,675 shares voting for, 8,277,608 shares voting against and 113,157 votes abstaining.

A special Meeting of Cascade shareholders was held on May 28, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting the proposal to approve the merger with Ascend pursuant to the Agreement and Plan of Reorganization dated March 30, 1997 was approved with 56,321,787 shares voting in favor, 265,303 shares voting against and 2,460,613 shares abstaining.

Item 6: Exhibits and Reports on Form 8-K:

               A:     Exhibits

     No.                              Description
 ------------   ----------------------------------------------------------------

/(6)/     3.1   Certificate of Incorporation.

/(1)/     3.2   By-Laws.

/(1)/    10.1   First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

/(1)/    10.2   Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

/(1)/    10.3   Ascend Communications, Inc. 1994 Outside Directors Stock Option
                Plan.

/(1)/    10.4   Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

/(1)/    10.5   Lease dated August 8, 1991, by and between the Registrant and
                Harbor Bay Isle Associates, the First Addendum thereto, dated
                August 8, 1991, and the Second Addendum thereto, dated February
                25, 1994.

/(1)/    10.8   Form of Indemnity Agreement for directors and officers.

/(2)/    10.9   Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

/(3)/    10.10  Lease Agreement, Lease Rider and Second Lease Rider, dated May
                17, 1995 by and between the Registrant and Resurgence
                Properties, Inc.

/(4)/    10.11  Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

/(5)/    10.12  Lease agreement dated March 27, 1996, by and between the
                Registrant and Sumitomo Bank Leasing and Financing, Inc.

/(7)/    10.13  Ascend Communications, Inc. 1996 Restricted Stock Plan.


      No.                                  Description
    --------      ----------------------------------------------------------------

       11.1 Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page
                  8.

       27.0       Financial Data Schedule.


/(1)/ Incorporated by reference from the Company's Registration Statement
      (No. 33-77146), effective May 12, 1994.

/(2)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

/(3)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

/(4)/ Incorporated by reference from the Company's Form 10-K for the year ended
      December 31, 1995.

/(5)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

/(6)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

/(7)/ Incorporated by reference from the Company's Form 10-K for the year ended
      December 31, 1996.

                  B:     Form 8-K

On April 8, 1997, the Company filed a Report on Form 8-K announcing that on March 30, 1997, the Company and Cascade announced in a joint press release that they had signed a definitive merger agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Cascade.

On July 11, 1997, the Company filed a Report on Form 8-K announcing that on June 30, 1997, the Company completed its merger with Cascade and subsequently filed a report on Form 8-K/A to disclose combined historical and pro-forma financial statements.

                          ASCEND COMMUNICATIONS, INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ASCEND COMMUNICATIONS, INC.


Date   August 11, 1997               by           /s/ Robert K. Dahl
       ---------------                  ----------------------------
                                        Robert K. Dahl, Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)




Date   August 11, 1997               by       /s/ Michael J. Johnson
       ---------------                  ----------------------------
                                        Michael J. Johnson, Controller and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS


     No.                                Description
 -----------   ----------------------------------------------------------------

/(6)/    3.1    Certificate of Incorporation.

/(1)/    3.2    By-Laws.

/(1)/   10.1    First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

/(1)/   10.2    Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

/(1)/   10.3    Ascend Communications, Inc. 1994 Outside Directors Stock Option
                Plan.

/(1)/   10.4    Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

/(1)/   10.5    Lease dated August 8, 1991, by and between the Registrant and
                Harbor Bay Isle Associates, the First Addendum thereto, dated
                August 8, 1991, and the Second Addendum thereto, dated February
                25, 1994.

/(1)/   10.8    Form of Indemnity Agreement for directors and officers.

/(2)/   10.9    Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

/(3)/   10.10   Lease Agreement, Lease Rider and Second Lease Rider, dated May
                17, 1995 by and between the Registrant and Resurgence
                Properties, Inc.

/(4)/   10.11   Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

/(5)/   10.12   Lease agreement dated March 27, 1996, by and between the
                Registrant and Sumitomo Bank Leasing and Financing, Inc.

/(7)/   10.13   Ascend Communications, Inc. 1996 Restricted Stock Plan.

     No.                                  Description
-------------   ---------------------------------------------------------------

         11.1 Statement regarding computation of earnings per share included in notes to condensed consolidated financial statements page 8.

         27.0   Financial Data Schedule.

/(1)/ Incorporated by reference from the Company's Registration Statement (No.
      33-77146), effective May 12, 1994.

/(2)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1994.

/(3)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

/(4)/ Incorporated by reference from the Company's Form 10-K for the year ended
      December 31, 1995.

/(5)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

/(6)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

/(7)/ Incorporated by reference from the Company's Form 10-K for the year ended
      December 31, 1996.