Form 10-Q
period 1997-09-30
ASCEND COMMUNICATIONS INC
filed 1997-11-14
CIK 921146

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

                            Yes    X    No
                                  ___       ___

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 189,561,817 as of September 30, 1997.

This report, including exhibits, consists of 27 pages. The Index To Exhibits is found on page 25.


                         ASCEND COMMUNICATIONS, INC.

                                  FORM 10-Q

                              TABLE OF CONTENTS


Part I:  Financial Information                                          Page No.
                                                                        --------
     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of
             September 30, 1997 and December 31, 1996                      3

             Condensed Consolidated Statements of Operations for the
             Quarters and Nine Months Ended September 30, 1997 and 1996    4

             Condensed Consolidated Statements of Cash Flows for
             the Nine Months Ended September 30, 1997 and 1996             5

             Notes to Condensed Consolidated Financial Statements          6

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12


Part II:  Other Information

     Item 6: Exhibits and Reports on Form 8-K                              22

             A:  Exhibits                                                  22

             B:  Reports on Form 8-K                                       23

             Signatures                                                    24

             Index to Exhibits                                             25

Part I:    Financial Information
Item I:    Financial Statements

                          ASCEND COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                (In Thousands)

                                               SEPT. 30,         DEC. 31,
                                                 1997             1996
                                             ------------      -----------
Current Assets:
Cash and cash equivalents.................   $   242,597       $  312,369
  Short-term investments..................       264,873          173,101
  Accounts receivable, net................       236,478          185,094
  Inventories.............................       125,142           68,544
  Deferred income taxes...................        64,352           41,789
  Other current assets....................        21,871           26,444
                                             ------------      -----------
    Total current assets..................       955,313          807,341

Investments...............................        85,668           35,771
Furniture, fixtures and equipment, net....       104,225           73,046
Other assets..............................         4,694            5,969
                                             ------------      -----------
    Total assets..........................   $ 1,149,900       $  922,127
                                             ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................   $    75,437       $   60,823
  Accrued liabilities and accrued
    compensation..........................       180,193           94,071
                                             ------------      -----------
    Total current liabilities.............       255,630          154,894

Commitments

Stockholders' equity:
  Common Stock............................           190              182
  Addtional paid-in capital...............       851,044          533,515
  Retained earnings.......................        43,036          233,536
                                             ------------      -----------
    Total stockholders' equity............       894,270          767,233
                                             ------------      -----------
    Total liabilities and stockholders'
      equity..............................   $ 1,149,900       $  922,127
                                             ============      ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (In Thousands, Except Per Share Data)


                                          Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                                          -----------------------    ---------------------------
                                               1997       1996              1997       1996
                                            ---------   --------         ---------   --------
Net sales.............................      $ 270,372   $248,836         $ 874,805   $602,482
Cost of sales.........................         97,181     86,929           308,245    212,136
                                            ---------   --------         ---------   --------
  Gross profit........................        173,191    161,907           566,560    390,346
Operating expenses:
  Research and development............         40,706     25,314           115,595     64,061
  Sales and marketing.................         66,499     42,172           179,616    105,328
  General and administrative..........          8,475      7,670            27,019     21,523
  Purchased research and development..              -          -           231,100          -
  Cost of mergers.....................              -     13,900           150,271     13,900
                                            ---------   --------         ---------   --------
    Total operating expenses..........        115,680     89,056           703,601    204,812
                                            ---------   --------         ---------   --------

Operating income (loss)...............         57,511     72,851          (137,041)   185,534
Interest income, net..................          6,161      4,406            17,739     12,355
                                            ---------   --------         ---------   --------

Income (loss) before income taxes.....         63,672     77,257          (119,302)   197,889
Provision for income taxes............         23,544     32,100            52,648     78,487
                                            ---------   --------         ---------   --------
Net income (loss).....................      $  40,128   $ 45,157         $(171,950)  $119,402
                                            =========   ========         =========   ========

Net income (loss) per share...........      $    0.20   $   0.23         $   (0.92)  $   0.61
                                            =========   ========         =========   ========
Number of shares used in per share
  calculation.........................        199,838    196,502           187,920    195,206
                                            =========   ========         =========   ========


           See notes to condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                (In Thousands)

                                                                    NINE MONTHS ENDED SEPT. 30
                                                                -------------------------------
                                                                      1997              1996
                                                                ------------      -------------
Operating activities:

Net income (loss).......................................        $   (171,950)       $   119,402

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization.......................              31,798             14,309
    Purchased research and development..................             231,100                  -
    Cost of mergers.....................................             150,271             13,900
    Deferred income taxes...............................             (14,490)            (6,159)

  Changes in operating assets and liabilities:
    Accounts receivable.................................             (60,713)           (86,951)
    Inventories.........................................             (68,302)           (29,780)
    Other current assets................................               5,822            (10,025)
    Other assets........................................               2,358             (2,616)
    Accounts payable....................................              11,336             14,136
    Accrued liabilities and accrued compensation........             (34,406)               677
                                                                ------------        -----------
       Net cash provided by operating activities........              82,824             26,893
                                                                ------------        -----------

Investing activities:
    Purchases of investments............................            (403,247)          (160,288)
    Maturities and sales of investments.................             261,578            126,945
    Purchases of furniture, fixtures and equipment......             (83,494)           (45,989)
    Effect of business combinations.....................              (9,361)             2,830
                                                                ------------        -----------
        Net cash used in investing activities...........            (234,524)           (76,502)
                                                                ------------        -----------

Financing activities:
    Proceeds from issuance of common stock, net.........              44,753             38,830
    Payment of notes payable............................                   -             (2,108)
    Tax benefit related to exercise of stock options....              37,175             62,015
                                                                ------------        -----------
       Net cash provided by financing activities........              81,928             98,737
                                                                ------------        -----------

Net increase (decrease) in cash and cash equivalents....             (69,722)            49,128
Cash and cash equivalents, beginning of period..........             312,369            202,524
                                                                ------------        -----------
Cash and cash equivalents, end of period................        $    242,597        $   251,652
                                                                ============        ===========
Supplemental non-cash investing and financing activities:

    Liabilities assumed in business combination.........        $      9,600        $         -
                                                                ============        ===========

    Exercise of warrants in exchange for retirement of
        notes payable...................................        $         -         $     2,068
                                                                ============        ===========

           See notes to condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   UNAUDITED

General

Ascend Communications, Inc. develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide that enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. The Company's products support existing digital and analog networks.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any future periods.

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

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):

                                Sept. 30,        Dec. 31,
                                  1997             1996
                                --------         --------
Finished goods................  $ 12,001         $ 10,778
Products in process...........    20,231            7,544
Raw material and supplies.....    92,910           50,222
                                --------         --------
                                $125,142         $ 68,544
                                ========         ========

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

Income Taxes

For the nine months ended September 30, 1997, the Company's income taxes currently payable for both federal and state purposes have been reduced by a tax benefit of approximately $37.2 million from stock option transactions which was credited directly to stockholders' equity. The Company made cash payments of approximately $9.6 million and $46.8 million for income taxes during the nine months ended September 30, 1997 and 1996, respectively.

Earnings Per Share

Earnings per share for the quarters and nine months ended September 30, 1997 and 1996 were computed based on the weighted average outstanding number of common and common equivalent shares except for the nine months ended September 30, 1997 which exclude common equivalent shares as they are anti-dilutive for such period. The computations of the weighted average number of shares outstanding for the quarters and nine months ended September 30, 1997 and 1996 are as follows (in thousands, except per share data):


                             Quarter Ended Sept. 30,   Nine Months Ended Sept. 30,
                                1997          1996        1997         1996
                             ----------    ----------  ----------   -----------
Common Stock.................   189,562       179,469     187,920     177,464
Common Stock Equivalent......    10,276        17,033          --      17,742
                               --------      --------   ---------    --------
Total........................   199,838       196,502     187,920     195,206
                               ========      ========   =========    ========
Net Income (Loss)............  $ 40,128      $ 45,157   $(171,950)   $119,402
                               ========      ========   =========    ========
Net Income (Loss) Per Share..  $   0.20      $   0.23   $   (0.92)   $   0.61
                               ========      ========   =========    ========

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $0.02 and $0.06 for the quarter and nine months ended September 30, 1996, respectively, and an increase of $0.01 per share for the quarter ended September 30, 1997. There is no effect on the earnings per share for the nine months ended September 30, 1997 as the common stock equivalents are already excluded as they are anti-dilutive for such period.

Business Combinations

On June 30, 1997, the Company acquired Cascade in a transaction that was accounted for as a pooling of interests. The Company issued approximately 66,346,000 shares of its common stock to Cascade stockholders in exchange for all outstanding Cascade shares. Outstanding options to purchase Cascade common stock were converted to options to purchase approximately 8,455,000 shares of Ascend common stock. The historical consolidated financial results of Ascend for prior periods have been restated to include the financial position and results of operations of Cascade. The following table shows the historical results of Ascend and Cascade for the periods prior to the consummation of the merger of the two entities:

                                                                Three Months
                                                                   Ended
                                                                  March 31,            Year Ended Dec. 31,
                                                                ------------    ---------------------------------
                                                                    1997           1996         1995        1994
                                                                ------------    ---------     --------    -------
Net Sales:            Ascend...................................    $ 202,412    $ 549,297     $152,604    $39,655
                      Cascade..................................       90,328      340,976      134,834     50,060
                                                                   ---------    ---------     --------    -------
                        Total..................................    $ 292,740      890,273      287,438     89,715
                                                                   =========    =========     ========    =======
-----------------------------------------------------------------------------------------------------------------
Net Income (loss):    Ascend...................................    $  35,093    $ 113,111     $ 27,535    $ 6,550
                      Cascade..................................     (198,334)      70,779       25,410      9,266
                                                                   ---------    ---------     --------    -------
                        Total..................................     (163,241)     183,890       52,945     15,816
                                                                   ---------    ---------     --------    -------
                      Pro Forma effect of Sahara acquisition...         (984)      (7,332)           _          -
                      Pro Forma exclusion of purchased
                        research and development:
                          InterCon, net of income taxes........       11,160            -            -          -
                          Sahara...............................      213,100            -            -          -
                                                                   ---------    ---------     --------    -------
                      Pro forma net income, as restated........    $  60,035    $ 176,558     $ 52,945    $15,816
                                                                   =========    =========     ========    =======

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

Business Combinations (continued)

In February 1997, the Company acquired all of the outstanding stock of InterCon. The purchase price consisted of a cash payment of $12.0 million, the assumption of approximately $9.0 million of liabilities and transaction costs of approximately $600,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the total purchase price of $21.6 million was allocated to the net assets acquired based upon their estimated fair values. The estimated fair value of tangible net assets acquired was $600,000. In addition, $18.0 million of the purchase price was allocated to purchased research and development that had not reached technological feasibility and that had no alternative future use, and $3.0 million was allocated to purchased software.

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

On January 28, 1997, Cascade completed its acquisition of Sahara. Cascade issued approximately 3.4 million shares of Cascade common stock in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $219.0 million was allocated to the net assets acquired based upon their estimated fair market value. The estimated fair value of the tangible net assets acquired was approximately $6.0 million. In addition, approximately $213.0 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and that had no alternative future use.

                          ASCEND COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

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

On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. Subsequently, the claim and request for loyalties was amended to include four additional patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the claim has been recognized in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 1997 and 1996, respectively:



                                            Quarter Ended Sept. 30,   Nine Months Ended Sept. 30,
                                            -----------------------   ---------------------------
                                               1997        1996             1997        1996
                                               ----        ----             ----        ----
Net sales................................       100%        100%             100%        100%
Cost of sales............................        36          35               35          35
                                               ----        ----             ----        ----
  Gross margin...........................        64          65               65          65
Operating expenses:
  Research and development...............        15          10               13          11
  Sales and marketing....................        24          17               21          17
  General and administrative.............         3           3                3           4
  Purchased research and development.....         -           -               27           -
  Cost of mergers........................         -           6               17           2
                                               ----        ----             ----        ----
    Total operating expenses.............        42          36               81          34
                                               ----        ----             ----        ----
Operating income (loss)..................        22          29              (16)         31
Interest income, net.....................         2           2                2           2
                                               ----        ----             ----        ----
Income (loss) before income taxes........        24          31              (14)         33
Provision for income taxes...............         9          13                6          13
                                               ----        ----             ----        ----

Net income(loss).........................        15%         18%             (20)%        20%
                                               ====        ====             ====        ====


           See notes to condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.


Net Sales

Net sales for the quarter ended September 30, 1997 were $270.4 million, an increase of 9% over net sales of $248.8 million for the third quarter of 1996. Net sales for the nine months ended September 30, 1997 were $874.8 million, an increase of 45% over net sales of $602.5 million for the nine months ended September 30, 1996. UUNET, an Internet service provider, accounted for approximately 15% and 10% of net sales for the quarters ended September 30, 1997 and 1996, respectively. UUNET accounted for approximately 16% of net sales for the nine months ended September 30, 1997. International sales accounted for approximately 29% of net sales for the quarter ended September 30, 1997 compared to 36% of net sales for the same period in 1996. International sales accounted for approximately 33% of net sales for the nine months ended September 30, 1997 compared to 34% of net sales for the same period in 1996. These decreases were principally due to decreased sales of the Company's products in Europe and Japan.

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for the quarters and nine months ended September 30, 1997 and 1996, respectively:

                               Quarter Ended Sept. 30,   Nine Months Ended Sept. 30,
                               -----------------------   ---------------------------
    BUSINESS UNIT                 1997        1996             1997        1996
------------------------          ----        ----             ----        ----
Access Concentrators........       50%          49%              55%         47%
Core Switching..............       36           36               33          37
Remote Access...............        5            7                5           8
Multimedia..................        4            5                3           6
Other.......................        5            3                4           2
                                  ---          ---              ---         ---
   Total Company............      100%         100%             100%        100%
                                  ===          ===              ===         ===

Access Concentrators - The Access Concentrators business unit is composed of the
MAX family of products.   MAX products accounted for 50% and 49% of total
Company net sales for the quarters ended September 30, 1997 and 1996, respectively. MAX products accounted for 55% and 47% of total Company net sales for the nine months ended September 30, 1997 and 1996, respectively. The increase in unit shipments of MAX products was primarily attributable to the growth in business from Internet service providers ("ISP's") and increased demand for corporate remote networking applications.

                          ASCEND COMMUNICATIONS, INC.

Core Switching The Core Switching business unit is composed of the BSTDX family of Frame Relay switches, the CBX500 family of ATM switches and the GRF family of Internet Protocol ("IP") switches. B-STDX products accounted for 25% and 31% of total Company net sales for the quarters ended September 30, 1997 and 1996, respectively. BSTDX products accounted for 25% and 34% of total Company net sales for the nine months ended September 30, 1997 and 1996, respectively. The decline in BSTDX sales as a percent of net sales was primarily attributable to the increase in the sales of the MAX family of products. CBX500 products accounted for 9% and 4% of total Company net sales for the quarters ended September 30, 1997 and 1996, respectively. CBX500 products accounted for 6% and 2% of total Company net sales for the nine months ended September 30, 1997 and 1996, respectively. GRF products, which were first shipped in volume in the first quarter of 1997, accounted for 2% of total Company net sales for both the quarter and the nine months ended September 30, 1997.

Remote Access The Remote Access business unit is composed of the Pipeline family of products. Pipeline products accounted for 5% and 7% of total Company net sales for the quarters ended September 30, 1997 and 1996, respectively. Pipeline products accounted for 5% and 8% of total Company net sales for the nine months ended September 30, 1997 and 1996, respectively. The decline of Pipeline net sales as a percent of total Company net sales was primarily attributable to the increase in the sales of the MAX family of products and price reductions of the Pipeline products due to increased competition.

Multimedia The Multimedia business unit is composed of the Multiband family of products and the MAX Video family of products. Multimedia products accounted for 4% and 5% of total Company net sales for the quarters ended September 30, 1997 and 1996, respectively. Multimedia products accounted for 3% and 6% of total Company net sales for the nine months ended September 30, 1997 and 1996, respectively. The decline of Multimedia net sales as a percent of total Company net sales was primarily attributable to the increase in the sales of the MAX family of products.

Gross Margin

Gross margin was 64% and 65% for the quarters ended September 30, 1997 and 1996, respectively. The decrease in gross margin for the quarter ended September 30, 1997 was primarily due to increased manufacturing period costs. Gross margin was 65% for both the nine months ended September 30, 1997 and 1996. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

                          ASCEND COMMUNICATIONS, INC.

Research and Development

Research and development expenses increased 61% to $40.7 million in the third quarter of 1997 from $25.3 million in the third quarter of 1996. Research and development expenses increased 80% to $115.6 million for the nine months ended September 30, 1997 from $64.1 million for the nine months ended September 30, 1996. Research and development expenses as a percent of net sales increased to 15% for the third quarter of 1997 compared to 10% for the same quarter of 1996. Research and development expenses as a percent of net sales increased to 13% for the first nine months of 1997 compared to 11% for the same period of 1996. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America, addition of research and development laboratory equipment and material costs associated with new product prototypes. In addition, research and development expenses increased in part through the addition of engineering personnel and facilities as a result of the Company's merger and acquisition activities.

Sales and Marketing

Sales and marketing expenses increased 58% to $66.5 million for the third quarter of 1997 from $42.2 million for the third quarter of 1996. Sales and marketing expenses increased 71% to $179.6 million for the first nine months of 1997 from $105.3 million for the same period of 1996. Sales and marketing expenses as a percent of net sales increased to 24% for the third quarter of 1997 as compared to 17% for the same quarter of 1996. Sales and marketing expenses as a percent of net sales increased to 21% for the first nine months of 1997 as compared to 17% for the same period of 1996. These increases were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, spending for marketing materials and trade shows, advertising and promotions, expenditures for demonstration and loaner equipment used by customers, and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products.

General and Administrative

General and administrative expenses increased 11% to $8.5 million for the third quarter of 1997 from $7.7 million for the third quarter of 1996. General and administrative expenses increased 26% to $27.0 million for the first nine months of 1997 from $21.5 million for the first nine months of 1996. This increase was primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses, increased facilities costs and the cost of investor relations activities. General and administrative expenses as a percent of net sales were 3% for the quarters ended September 30, 1997 and 1996. General and administrative expenses as a percent of net sales decreased to 3% for the nine months ended September 30, 1997 from 4% for the same period of 1996. This decrease in general and administrative expenses as a percentage of net sales was due primarily to increased net sales.

                          ASCEND COMMUNICATIONS, INC.


Purchased Research and Development

Purchased research and development costs were $231.1 million for the first nine months of 1997. These costs were for the purchase of technology and related assets associated with the acquisitions of InterCon Systems Corporation and Sahara Networks, Inc. during the first quarter of 1997. These acquisitions provide technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets.

Cost of Mergers

For the nine months ended September 30, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs related to the acquisitions of Cascade Communications Corp. and Whitetree, Inc. and consist primarily of investment and professional fees and other direct costs associated with the merger. Of the $150.3 million in one-time merger costs, approximately $44.9 million are not deductible for tax purposes.

Interest Income, Net

Interest income (net) increased by approximately $1.8 million to $6.2 million (2% of net sales) for the third quarter of 1997 compared to $4.4 million for the same quarter of 1996. Interest income (net) increased by approximately $5.3 million to $17.7 million (2% of net sales) for the first nine months of 1997 compared to $12.4 million for same period of 1996. This increase in interest income (net) is due primarily to the investment of proceeds from the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and cash from operations.

Provision for Income Taxes

The Company's effective tax rate for the quarter and nine months ended September 30, 1997 was 37.0% and 37.6%, respectively, exclusive of the effect of one-time non-deductible in-process research and development expenses and certain merger related expenses. The effective tax rate for the quarter and nine months ended September 30, 1996 was 38.2% and 38.3%, respectively, exclusive of the effect of one time non-deductible merger related expenses. The lower effective tax rate for 1997 is primarily attributable to a larger benefit from the Company's Foreign Sales Corporation.

                          ASCEND COMMUNICATIONS, INC.

Liquidity and Capital Resources

At September 30, 1997, the Company's principal sources of liquidity included $593.1 million of cash and cash equivalents, short-term investments and investments, and an unsecured $15.0 million revolving line of credit which expires in November 1997. There were no borrowings under the line of credit during the nine months ended September 30, 1997. The decrease in cash and cash equivalents of $69.8 million for the period was principally due to $234.5 million of funds used in investing activities, partially offset by $81.9 million of proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside
director stock plans and by $82.8 million of funds provided by operations.   The
net cash provided by operating activities for the nine months ended September 30, 1997 was primarily due to increases in accrued liabilities, accrued compensation and accounts payable and increased net income adjusted for depreciation, purchased research and development, cost of mergers and deferred income taxes, partially offset by increases in accounts receivable and inventories.

Net cash used in investing activities of $234.5 million for the nine months ended September 30, 1997 related primarily to net purchases, maturities and sales of investments, expenditures for furniture, fixtures, and equipment and the effect of business combinations. Financing activities provided $81.9 million for the nine months ended September 30, 1997, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

At September 30, 1997, the Company had $699.7 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.


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

                          ASCEND COMMUNICATIONS, INC.

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

                          ASCEND COMMUNICATIONS, INC.

The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. In the Company's most recent quarter, the sequential sales growth slowed from prior levels, and a disproportionate share of the sales occurred in the last month of the quarter. These occurrences are extremely difficult to predict and may happen in the future. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern continues in future periods. Accordingly, the cancellation or delay of even a small percentage of customer purchases could adversely affect the Company's results of operations in the quarter. A significant portion of the Company's net sales in prior periods has been derived from relatively large sales to a limited number of customers, and therefore the failure of the Company to secure expected large sales may have a material adverse impact on results of operations. A significant portion of the Company's expense levels is relatively fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. The Company may also increase spending in the future in response to competition or to pursue new market opportunities.

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

The Company mainly competes in four segments of the data networking market : (i) wide area network ("WAN") and Internet access, (ii) WAN and Internet backbone switching, (iii) remote LAN access and Internet subscriber access, and (iv) videoconferencing and multimedia access. The Company competes in one or more of these market segments with Cisco Systems, Inc., 3Com Corporation, Bay Networks, Inc., Newbridge Networks, Inc., Shiva Corporation, Northern Telecom, Inc., Teleos Communications (a subsidiary of Madge Networks, Inc.), Adtran, Promptus Communications (a subsidiary of GTI) and many others. Some of these competitors have substantially greater financial, marketing and technical resources than the Company. The Company expects additional competition from existing competitors and from a number of other companies, some of which may have substantially greater financial, marketing and technical resources than the Company, that may enter the Company's existing and future markets. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect the Company's business, results of operations and financial condition.

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

Item 6:  Exhibits and Reports on Form 8-K:

     A:  Exhibits

      NO.                         DESCRIPTION
------------        ------------------------------------------------------------
/(6)/  3.1          Certificate of Incorporation.

/(1)/  3.2          By-Laws.

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

/(3)/ 10.10         Lease Agreement, Lease Rider and Second Lease Rider, dated
                    May 17, 1995 by and between the Registrant and Resurgence
                    Properties, Inc.

/(4)/ 10.11         Loan Agreement and related agreements, dated November 30,
                    1995, by and between the Registrant and Wells Fargo Bank of California.

/(5)/ 10.12         Lease agreement dated March 27, 1996, by and between the
                    registrant and Sumitomo Bank Leasing and Financing, Inc.

/(7)/ 10.13         Ascend Communications, Inc. 1996 Restricted Stock Plan.

/(8)/ 10.14         Cascade Communications Corp. Amended and Restated 1991
                    Stock Plan.

/(9)/ 10.15         Cascade Communications Corp. 1994 Employee Stock Purchase
                    Plan.

/(9)/ 10.16         Cascade Communications Corp. 1994 Non-Employee Director
                    Stock Plan.

/(9)/ 10.17         Letter of Employment dated March 12, 1992 between the
                    Registrant and Daniel E. Smith.

/(9)(10)(11)/ 10.18 Lease dated July 27, 1993 between Glenborough Corporation and the Registrant; as amended by the first amendment thereto dated February 24, 1994; as amended by the second amendment thereto date July 24, 1994; as amended by the third amendment thereto dated November 10, 1994; as amended by the fourth amendment thereto dated December 1, 1995.

/(12)/        10.19 Lease dated November 14, 1996 between the Registrant and
                    Nashoba View Associated, LLC.

      NO.                         DESCRIPTION
------------       ------------------------------------------------------------
      11.1         Statement regarding computation of earnings per share
                   included in notes to condensed consolidation financial statements page 8.

      27.0         Financial Data Schedule.


/(1)/ Incorporated by reference from the Company's Registration Statement (No.33-77146), effective May 12, 1994.

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

/(8)/ Incorporated by references from Cascade Communications Corp.'s Registration Statement on Form S-8 (File NO. 33-93152) filed with the Securities Commission and Exchange Commission (the "Commission") on June 6, 1995.

/(9)/ Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

/(10/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

/(11)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1995 on March 1, 1996.

/(12)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1996 on March 14, 1997.


Reports on Form 8K:

The Company filed a report on Form 8-K on July 11, 1997 announcing the completion of the merger with Cascade. On July 30, 1997, the Company filed on Form 8-K/A an amendment to the Form 8-K previously filed on July 11, 1997 to include, as exhibits, historical financial statements of Cascade and Pro Form Financial Information.

In connection with the merger with Cascade, the Company filed a Report on Form 8-K on August 11, 1997 announcing consolidated net sales and net income for the month ended July 31, 1997.

                          ASCEND COMMUNICATIONS, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ASCEND COMMUNICATIONS, INC.



Date  November 14, 1997         by  /s/ Michael F.G. Ashby
    -----------------------        ---------------------------------------
                                   Michael F.G. Ashby, Vice President, Finance
                                   and Chief Financial Officer
                                   (Principal Financial Officer)



Date  November 14, 1997         by  /s/ Michael J. Johnson
    -----------------------        ---------------------------------------
                                   Michael J. Johnson, Controller and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)

                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS



      NO.                         DESCRIPTION
------------        ------------------------------------------------------------
/(6)/  3.1          Certificate of Incorporation.

/(1)/  3.2          By-Laws.

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

/(3)/ 10.10         Lease Agreement, Lease Rider and Second Lease Rider, dated
                    May 17, 1995 by and between the Registrant and Resurgence
                    Properties, Inc.

/(4)/ 10.11         Loan Agreement and related agreements, dated November 30,
                    1995, by and between the Registrant and Wells Fargo Bank of California.

/(5)/ 10.12         Lease agreement dated March 27, 1996, by and between the
                    registrant and Sumitomo Bank Leasing and Financing, Inc.

/(7)/ 10.13         Ascend Communications, Inc. 1996 Restricted Stock Plan.

/(8)/ 10.14         Cascade Communications Corp. Amended and Restated 1991
                    Stock Plan.

/(9)/ 10.15         Cascade Communications Corp. 1994 Employee Stock Purchase
                    Plan.

/(9)/ 10.16         Cascade Communications Corp. 1994 Non-Employee Director
                    Stock Plan.

/(9)/ 10.17         Letter of Employment dated March 12, 1992 between the
                    Registrant and Daniel E. Smith.

/(9)(10)(11)/ 10.18 Lease dated July 27, 1993 between Glenborough Corporation and the Registrant; as amended by the first amendment thereto dated February 24, 1994; as amended by the second amendment thereto dated July 24, 1994; as amended by the third amendment thereto dated November 10, 1994; as amended by the fourth amendment thereto dated December 1, 1995.

/(12)/        10.19 Lease dated November 14, 1996 between the Registrant and
                    Nashoba View Associated, LLC.

/(1)/ Incorporated by reference from the Company's Registration Statement (No.33-77146), effective May 12, 1994.

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

/(8)/ Incorporated by references from Cascade Communications Corp.'s Registration Statement on Form S-8 (File NO. 33-93152) filed with the Securities Commission and Exchange Commission (the "Commission") on June 6, 1995.

/(9)/ Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

/(10/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

/(11)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1995 on March 1, 1996.

/(12)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1996 on March 14, 1997.

Reports on Form 8K:

The Company filed a report on Form 8-K on July 11, 1997 announcing the completion of the merger with Cascade. On July 30, 1997, the Company filed on Form 8-K/A an amendment to the Form 8-K previously filed on July 11, 1997 to include, as exhibits, historical financial statements of Cascade and Pro Form Financial Information.

In connection with the merger with Cascade, the Company filed a Report on Form 8-K on August 11, 1997 announcing consolidated net sales and net income for the month ended July 31, 1997.

      NO.                         DESCRIPTION
------------       ------------------------------------------------------------
      11.1         Statement regarding computation of earnings per share
                   included in notes to condensed consolidation financial statements page 8.

      27.0         Financial Data Schedule.


/(1)/ Incorporated by reference from the Company's Registration Statement (No.33-77146), effective May 12, 1994.

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