Form 10-K
period 1997-12-31
ASCEND COMMUNICATIONS INC
filed 1998-03-31
CIK 921146

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                      Commission File Number:  000-23774

                          ASCEND COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                     94-3092033
------------------------------------               --------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     1701 Harbor Bay Parkway, Alameda, CA                   94502
------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip code)

      Registrant's telephone number, including area code:  (510) 769-6001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1997 the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $4,320,434,003 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1998, 191,906,397 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 21, 1998 are incorporated by reference into Part III of this Report on Form 10-K.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS


Part I:                                                                Page No.
                                                                       --------
              ITEM      1. Business                                           3

              ITEM      2. Properties                                        13

              ITEM      3. Legal Proceedings                                 13

              ITEM      4. Submission of Matters to a Vote of
                           Security Holders                                  14

Part II:

              ITEM      5. Market for the Registrant's Common
                           Equity and Related Stockholder Matters            14

              ITEM      6. Selected Financial Data                           15

              ITEM      7. Management's Discussion and Analysis of
                           Financial Condition and Results
                           of Operations                                     16

              ITEM      8. Financial Statements and Supplementary Data       23


              ITEM      9. Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure            23

Part III:

              ITEM     10. Directors and Executive Officers of the
                           Registrant                                        23

              ITEM     11. Executive Compensation                            23

              ITEM     12. Security Ownership of Certain Beneficial
                           Owners and Management                             23

              ITEM     13. Certain Relationships and Related
                           Transactions                                      23

Part IV:

              ITEM     14. Exhibit, Financial Statement Schedule,
                           and Reports on Form 8-K                           24


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

Part I

Item I: Business

     Ascend Communications, Inc. (the "Company") develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide that enable them to build:
(i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches for application; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. The Company's products support existing digital and analog networks.


Wide Area Networking

The continuing growth in the need for individuals, groups and businesses to exchange information electronically has given rise to the multi-billion dollar
wide area networking ("WAN") industry.   Wide area networking solutions involve
the use of public carrier telecommunications networks as a medium to accomplish electronic information exchange. The typical WAN system infrastructure can be conveniently broken down into three layers:

   The Edge Layer

The edge layer is an end-user's first point of connection to the WAN. A typical edge-layer device is a home or branch office router, which connects one or more computers to the WAN via a dial-up or dedicated network connection. In this market, competitors differentiate themselves based on price, ease of installation and management, security and enhanced user-friendly features.

   The Access Layer

The access layer is the first point of connection within the public carrier network where many edge layer connections are terminated and consolidated for transport over the public backbone network. A common access-layer device is an access concentrator, which terminates a high volume and wide variety of dial-up and dedicated WAN connections. Products in this market are differentiated based on the variety of access services supported, port density, price per port, operational support system ("OSS"), and management platform.

   The Core Layer

The Core Layer represents the public carrier's backbone network, which takes the data traffic that is handed off from the access concentrators and carries it from one point of the network to the other at very high speeds. A typical core layer device is a backbone switch, that uses either IP, Frame Relay or ATM protocols to move network traffic quickly and efficiently over the backbone.
In this market, the products are differentiated by aggregate capacity, reliability, scalability, maximum performance, OSS and network management.

Ascend's Strategy

     Ascend's strategy is to provide end-to-end WAN solutions through a broad set of products spanning all three layers of the typical WAN infrastructure, from the core to the edge. The Company's product families incorporate scaleable, modular software and hardware architectures that facilitate rapid, flexible customer deployments. The Company provides integrated firewall and encryption security software for its products. Ascend products can be managed from a central location using either Ascend's proprietary remote management protocols or standards-based Simple Network Management Protocol (SNMP).


Products

Ascend has developed various products to address the three layers of the typical WAN infrastructure as follows:

   The Access Layer

The MAX family of integrated access switches provides bandwidth on demand for WAN, Internet and multimedia access over common sets of digital access lines. Each MAX product supports a modular card and backplane architecture that allows users to configure each unit according to the specific application and bandwidth requirements. Products in the MAX product family range from the low-end MAX 200+, which would commonly be used in small company or branch offices, to the high-end MAX TNT, used by the largest carriers and ISPs worldwide. The Max family of products are multi-service platforms supporting a wide variety of access services such as Digital Subscriber Line ("DSL") technology, Integrated Services Digital Network ("ISDN"), analog, Frame Relay and digital private lines. These products also combine the dial access capability, router functionality, security features and network management, all on a single integrated platform. The high-end Max TNT is a carrier class product due to its high density, reliability, and high-speed architecture. Specific high-speed interfaces supported by the MAX TNT include channelized and unchannelized T3, various types of DSL technology and other types of access services including 56kbps modem technology, ISDN, and Frame Relay. The MAX TNT is also Network Equipment Building System (NEBS) compliant, a key carrier requirement, and supports a common OSS to ease operational management.

     The Core Layer

     To meet the backbone requirements of large carrier and ISP networks, Ascend has developed a broad set of routing and switching products: the GRF family of IP routers, the B-STDX family of Frame Relay switches, the SA family, the CBX 500 and GX 550 ATM switches. Incorporating switched backplane architecture, distributed processing and modular design to bring redundancy, flexibility and scalability, these products use IP, Frame Relay and ATM switching technologies to improve the speed, performance and reliability of backbone carrier networks. These products support a high number of connections ranging in speed from T1 (1.5Mbps) to OC-48 (2,488Mbps), and incorporate switched backplane architecture, distributed processing and modular design to bring redundancy, flexibility and scalability to carrier networks.

     The GRF family of products has an innovative architecture, combining Layer-3 switching with intelligent IP forwarding media cards to deliver scalable performance up to 10 million packets per second. The B-STDX family of products provide scalable, multi-service support for interworking among broadband packet networks, including Frame Relay, ATM, SMDS and ISDN. The SA family of products is designed to provide cost points that make ATM-based services viable for even small branch offices, providing carriers a cost-effective solution to deliver native ATM services to their customers. The CBX 500 product is a high-speed, multi-service ATM switch, supporting ATM, Frame Relay and IP access on a highly scalable, highly reliable carrier-class platform. The GX 550 product is a very high-speed ATM switch that is scalable from 25Gbps to 100Gbps.

     The Edge Layer

     The Pipeline Family of routers are designed for the home or branch office to link one or more computers to the wide area network. These routers connect from an ethernet local area network ("LAN") via one or more ports, to the WAN via one or more ports ranging in speed from ISDN to T1/PRI. The Pipeline family of products are easy to install and manage using a JAVA configuration utility, and provide robust security solutions using virtual private networking ("VPN"), tunneling, and an integrated firewall technology. These products also provide user-friendly enhancements such as IP address translation, support for automatic backup, dynamic bandwidth on demand and support for multiple protocols such as IP, AppleTalk and IPX.

     The Multiband family and Multiband Max family of products use inverse multiplexing technology to provide dynamic bandwidth on demand for videoconferenceing operations, data backup and overflow, and other applications with fluctuating bandwidth needs. These products use Ascend Inverse Multiplexing ("AIM") to optimize the dial-up bandwidth process, and conform with standards such as the Bandwidth ON Demand Interoperability Group ("BONDING"). The Multiband family and Multiband Max family of products scale from 128kbs speed to 3Mbps on a single connection, and the Multiband Max family is scalable enough to upgrade to remote access capabilities, offering true multi-service flexibility.

     Network Management and Security

     The Navis family and SecureConnect family of network management and security products provide comprehensive network management and security across the Company's broad product offering. The Navis network management family provides comprehensive operations control for Ascend access and switch devices, using the latest client/server and web technologies to ease operator use. The Navis family consists of NavisCore, NavisXtend and NavisAccess, which are applications that deliver management features such as discovery and mapping, configuration management, performance measurement and fault monitoring. These features provide customized information about the network ranging from the "big picture" view to the smallest details.

     The SecureConnect family of security products work hand-in-hand with the Max and Pipeline family of products to bring affordable network security to both central sites and branch offices. The SecureConnnect family includes the Secure Access Firewall, an integrated firewall software, the Secure Control Manager, a configuration and management utility, and Ascend Access Control, a software product which supports user authentication, billing and accounting.


Marketing and Sales

     The Company's marketing and sales objective is to ensure that subscribers to network services and users of applications equipment requiring such services are aware of the capabilities and benefits of the Company's products. To accomplish this objective, the Company has developed and maintains marketing and sales relationships with major telecommunications carriers, ISPs, value-added resellers, distributors, and applications equipment manufacturers who, in turn, market and sell the Company's products to end-user customers. The Company's sales force also sells products directly to certain end-user customers.

     The primary role of the Company's sales force is to: (i) provide support to telecommunications carriers, ISPs, value-added resellers, distributors, and applications equipment manufacturers; (ii) assist telecommunications carriers, ISPs and end-user customers in addressing complex network and Internet access problems; (iii) differentiate the features and capabilities of the Company's products from competitive offerings; and (iv) continually monitor and understand telecommunications carriers, ISPs' and end-user customers' evolving needs for network services.

     The Company also has several marketing programs to support the sale and distribution of its products. The objective of these programs is to inform telecommunications carriers, ISPs, value-added resellers, distributors, applications equipment manufacturers and end-user customers about the capabilities and benefits available with the use of the Company's remote networking equipment. The programs include participation in industry trade shows and technical conferences, design and presentation of technology seminars, publication of customer newsletters and technical and educational articles for the trade press and other industry journals and frequent communications with the installed base of end-user customers regarding evolving applications for the Company's products.

     Telecommunications Carriers

     The Company's products are sold and serviced by major telecommunications carriers around the world, including AT&T, Sprint, MCI, GTE, Pacific Bell, Southwestern Bell, US West, Ameritech, British Telecom, France Telecom, Deutsche Telekom and NTT in Japan. Sales to telecommunications carriers are made on open account and are subject to the Company's standard terms and conditions of sale. Certain of the telecommunications carriers are entitled to periodically exchange unsold inventory for other products offered by the Company, subject to a maximum exchange limit and subject to a minimum restocking requirement for returned inventory.

     Internet Service Providers

     The Company's products are sold through its direct, value-added reseller and distributor channels to ISPs. The Company has relationships with many major ISPs worldwide, including UUNET, PSI, BBN, MCI, Demon Internet and IIJ. UUNET accounted for 14% of net sales in 1997.

     Value-Added Resellers and Distributors

     In North America, the Company employs a two-tier reseller channel strategy. As part of this strategy, the Company maintains contractual relationships with and sells its products to VARs and end users around the world through three large distributors: Merisel, Ingram and Tech Data. In addition, the Company has entered into non-exclusive agreements with premier VARs to sell and service the Company's products. The terms of the agreements generally are for periods not in excess of twelve months, subject to annual renewals and earlier termination by either party with prior notice. Value-added resellers and distributors are entitled to periodically return unsold inventory to the Company. Returns are subject to a maximum limit and may be subject to a minimum restocking requirement.

     Applications Equipment Manufacturers

     The Company's products are also sold and serviced by several applications equipment manufacturers, including Lucent Technologies, Inc. ("Lucent"), IBM, Northern Telecom, Inc., Alcatel and NEC. Under its agreement with Lucent, the Company provides its Multiband, MAX and Pipeline products for resale by Lucent under the Lucent label. Lucent may, at any time, cancel orders for product delivery which it has placed with the Company, subject to the payment of specified minimum amounts. In addition, the Company has entered into agreements with applications equipment manufacturers and integrators of videoconferencing equipment, including Compression Labs, PictureTel, VTEL and Panasonic which authorize these companies to resell the Company's products using the Company's identification label. These videoconferencing applications equipment manufacturers are not obligated to purchase minimum volumes of product and they may cancel orders placed with the Company at any time prior to scheduled payment.

     North American Sales and Marketing Organization

     As of December 31, 1997, the Company's North America sales and marketing organization included 497 individuals, including managers, sales representatives, and technical and administrative support personnel. The Company has sales offices located in major metropolitan areas including: Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Durham, Dallas, Denver, Hartford, Houston, Indianapolis, Kansas City, Los Angeles, Minneapolis, New York, Orlando, Phoenix, Portland, Providence, San Francisco, Seattle, St. Louis, Tampa, Toronto, Vancouver and Washington D.C.. The Company intends to continue to recruit highly trained individuals for its North America sales organization.

     International Sales

     The Company's international sales have been principally export sales and currently are made through telecommunications carriers, Internet service providers, value-added resellers and distributors servicing approximately 50 countries, including Japan, Germany, United Kingdom, France, Sweden, Belgium, Italy, Spain, Hong Kong, Australia, Singapore, Korea, Taiwan, India and China. The carriers, value-added resellers and distributors generally provide system installation, technical assistance and support to end-user customers within their area of responsibility. Generally, international telecommunications carriers, value-added resellers and distributors have non-exclusive rights to sell and market the Company's products within their respective countries.

     As of December 31, 1997, the Company's international sales organization included 147 individuals, including managers, sales representatives and technical and administrative support personnel. The Company has sales offices in the United Kingdom, Germany, France, Belgium, Japan, Hong Kong, China, Singapore and Australia.

     International sales accounted for approximately 31%, 35% and 23% of net sales in 1997, 1996 and 1995, respectively (See Note 1 of Notes to Consolidated Financial Statements). International sales are made in United States dollars and are subject to government controls and other risks associated with international business activities.

Technical Assistance and Support

     A high level of continuing technical assistance and support is important to the Company's objective of developing long-term relationships with customers. The majority of these technical assistance and support activities are related to installations and network configuration issues and are primarily provided by third parties distributing the Company's products. The Company supports its sales personnel and customers by providing telephone support and remote access to customer installations through the Company's Technical Assistance Centers in Alameda, California, Sophia Antipolis, France and Melbourne, Australia. Remote access is accomplished either through a digital dial-up network connection directly to a customer's installation or through a modem connection to the control port of the customer's system. The connection allows the Company's technical support personnel to remotely analyze and correct software, installation and configuration problems. The Company also offers on-site installation and technical assistance for fixed fees, which to date have not been significant.

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

 Research and Development

     The Company believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. The Company also believes its product development activities should be directed to solving the practical needs of its customers. The Company monitors changing customer needs and works closely with users of network access products, including telecommunications carriers, ISPs, applications equipment manufacturers, value-added resellers and distributors, end-user customers and market research organizations to monitor changes in the marketplace. The Company intends to remain dedicated to industry standards and to continue to support emerging wide area networking protocol standards and carrier services.

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

     The Company has expanded its research and development expertise by acquiring key technologies and core competencies through mergers with and acquisitions of public and private companies in the networking industry. In 1997, the Company acquired Cascade Communications Corp. ("Cascade"), a leading developer and manufacturer of wide area network switching products, Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high-speed switching products, and InterCon Systems Corporation ("InterCon"), a leading developer of client software products for both the corporate and ISP markets. Also, in January 1997, Cascade acquired Sahara Networks, Inc., a leading developer of broadband network access technology. In 1996, the Company acquired StonyBrook Services, Inc., a developer of network management software, NetStar, Inc. ("NetStar"), a developer and manufacturer of high performance, high speed IP network switches, Subspace Communications, Inc. a developer of PC-based data and telecommunications products for the home and small office environments, and Morning Star Technologies, Inc. ("Morning Star"), a developer of network routing software and advanced network security products. Also, in 1996, Cascade acquired Arris Networks, Inc., a developer of access switching equipment.

     The Company is currently undertaking development efforts for all of its product families with emphasis on increasing reliability and availability, cost-reduction engineering to stay price-competitive and to reduce the overall network operating costs to end users, increasing scalability driven by the increasing size of networks and increasing functionality such as support for VPNs, for new routing protocols, and for higher speed interfaces. Schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Company will achieve its scheduled first customer shipment dates. Also, there can be no assurance that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product announcements by other companies.

     The Company's research and development expenditures were $156.0 million, $93.7 million and $36.1 million in 1997, 1996 and 1995, respectively. Research and development expenditures are expensed as incurred. At December 31, 1997, 634 full-time employees were engaged in research and development. During 1997, the Company added development facilities in Westford, MA, Wallingford, CT, Mountain View, CA, and Herndon, VA.

     Competition

     The market for WAN products is highly competitive and subject to rapid technological change. The Company expects competition to continue and increase in the future. The Company's primary competitors are Cisco, 3Com, Bay Networks, Newbridge and Nortel. Cisco and Nortel have substantially greater financial and marketing resources than the Company.

     Competitive factors in the WAN market include core technology, breadth of product features, scalability of products, product quality and functionality, pricing, marketing and distribution resources, international certifications and technical service and support. The Company believes it presently competes favorably with respect to each of these factors and is positioned to respond to anticipated competitive actions.

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


Manufacturing and Quality

     The Company has received the International Standard Organization (ISO) 9002 certification for quality. The Company's manufacturing operations consist primarily of materials planning and procurement, final assembly, burn-in, final system testing and quality control. The Company designs all of the hardware sub-assemblies for its products and uses the services of contract manufacturers to build these sub-assemblies and certain of its products to the Company's specifications. The Company presently uses a variety of independent third party contract assembly companies to perform printed circuit board assembly and in-circuit testing. The Company installs its proprietary software into the electronically erasable programmable read only memory (EEPROM) of its systems in order to configure products to meet customer needs and to maintain quality control and system security. The manufacturing process enables the Company to configure the hardware and software in combinations to meet a wide variety of individual customer requirements. The Company uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing and statistical process control testing by technicians, to assure the quality and reliability of its products.

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

     The Company increased its manufacturing capacity in 1997, 1996 and 1995 by adding additional facilities and personnel and will continue to increase its manufacturing capacity as needed. The Company's financial results could be adversely affected if it encounters delays or for any other reason does not expand manufacturing capacity as required.

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



Employees

     As of December 31, 1997, the Company employed 1644 persons, including 692 in sales and marketing, 217 in manufacturing, 634 in engineering and 101 in finance and administration. Of these, 129 were employed outside of North America. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

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

Executive Officers of the Registrant

The Company's corporate executive officers are as follows:

                                                                                           Employed
           Name            Age                           Position                            Since
-----------------------  ------    ---------------------------------------------------     ---------
Mory Ejabat............    48      President, Chief Executive Officer and Director           1990
Michael F.G. Ashby.....    49      Executive Vice President, Chief Financial Officer         1997
                                   and Secretary
Jeanette A. Symons.....    35      Executive Vice President, Advanced Products and           1989
                                   Chief Technical Officer
Daniel E. Smith........    48      Execuive Vice President and General Manager,              1997
                                   Core Systems
Bernard V. Schneider...    41      Vice President & Treasurer                                1995
Michael J. Johnson.....    45      Controller and Chief Accounting Officer                   1994
David Misunas..........    47      Vice President, Strategic Business Development            1997
Michael E. Hendron.....    51      Senior Vice Preident, North America Sales and             1994
                                   Serivce
Curtis N. Sanford......    39      Senior Vice President, International Sales and            1990
                                   General Manager of International Operations
Anthony Stagno.........    56      Vice President, Manufacturing                             1992
Robert N. Machlin......    40      Vice President, Marketing                                 1997

     Mory Ejabat has served as President, Chief Executive Officer and Director of the Company since June 1995. Prior to that, Mr. Ejabat served as the Company's President, Chief Operating Officer and Director from March 1994 to June 1995, as Executive Vice President from December 1992 to March 1994 and as Vice President, Operations from January 1990 to December 1992. Mr. Ejabat also served in various management capacities, including Vice President for Wide Area Communications Products and Vice President of Development and Operations for Micom Systems, Inc., a data communications equipment manufacturer.

     Michael F.G. Ashby joined the Company in October 1997 as Executive Vice President and Chief Financial Officer. Before joining Ascend, Mr. Ashby was Vice President and CFO at Pacific Telesis from September 1995 to October 1997. Mr. Ashby served as CFO from September 1992 to August 1995 and President and CEO from January 1995 to August 1995 of Network Systems Corporation in Minneapolis. Prior to that, Mr. Ashby served as CFO from 1988 to August 1992 of Teradata Corporation in Los Angeles.

     Jeanette A. Symons is co-founder of the Company and has served as Executive Vice President of Advanced Products and Chief Technical Officer since June 1995. Prior to that time, Ms. Symons served as Vice President of Engineering for the Company from January 1994 to June 1995 and served in various other management positions with the Company from 1989 to 1993. Ms. Symons served as a software engineer from October 1983 to December 1988 for Hayes Microcomputer, where she developed and managed its ISDN program.

     Daniel E. Smith has served as Executive Vice President and General Manager, Core Systems and Director since June 1997. Prior to that, Mr. Smith served as President, Chief Executive Officer and Director of Cascade Communications Corp. from April 1992 to June 1997. From August 1987 until April 1992, Mr. Smith served as Vice President of Sales for Proteon, Inc., a producer of LAN and LAN internetworking products.

     Bernard V. Schneider has served as Vice President and Treasurer of the Company since October 1997. Prior to that, Mr. Schneider served as the Company's Vice President of Strategic Business Development from July 1996 to October 1997 and Vice President of Marketing from June 1995 to July 1996. From July 1990 to June 1995, Mr. Schneider served as Director of Data Product Management of Sprint Corp., a telecommunications equipment provider.

     Michael J. Johnson joined Ascend in May 1994 as Controller and Chief Accounting Officer. From December 1992 to May 1994, Mr. Johnson was Vice President of Finance and Chief Financial Officer for Skylawn Corporation. From October 1990 to November 1992, Mr. Johnson served as Controller and Chief Accounting Officer for Itel Rail Corporation, a rail car leasing, maintenance, and transportation company.

     David Misunas joined Ascend in September 1997 as Vice President of Strategic Business Development. Prior to that time, Mr. Misunas served as Director of Marketing Development from August 1995 to May 1996 and Vice President, Development from May 1996 to September 1997 at Micom Communications Corp. Mr. Misunas served in marketing and business development roles at Microelectronics and Computer Technology Corporation from 1991 to 1993 and as Vice President, Marketing at Tamarack Storage Devices, Inc. from 1993 to 1994.

     Curtis N. Sanford has served as Senior Vice President, International Sales and General Manager of International Operations since December 1995. Prior to that time, Mr. Sanford served as the Company's Vice President of International Sales from May 1994 to December 1995, as Vice President Worldwide Marketing and International Sales from January 1993 to May 1994 and Vice President, International from January 1990 to January 1993. From June 1980 to December 1989, Mr. Sanford served in various positions, including Director, Far East Operations for BBN Communications Corporation, a data communications equipment manufacturer.

     Michael E. Hendren has served as Senior Vice President, North American Sales and Service of the Company since December 1995. Prior to that, Mr. Hendren served as Vice President, North American Sales of the Company from
May 1994 to December 1995. From January 1990 to April 1994, Mr. Hendren served in various management positions, including Vice President of Sales for ACC Corp., a communications equipment manufacturer.

     Anthony Stagno has served as Vice President of Manufacturing for the Company since July 1994. Prior to that time, Mr. Stagno served as the Company's Director, Quality Assurance from January 1992 to July 1994.
From November 1989 to December 1991, Mr. Stagno served in various positions, including Director, Quality Assurance, for MiniMed Technologies, an electronic medical instruments manufacturer.

     Robert N. Machlin has served as Vice President of Marketing of Ascend since June 1997. Prior to that time, Mr. Machlin served as Vice President of Marketing of Cascade Communications Corp. from October 1994 to June 1997. Mr. Machlin served as an independent consultant to manufacturers of networking equipment from December 1993 to September 1994. Mr. Machlin served as Vice President of Marketing at Coral Network Corporation from October 1992 to November 1993 and as Vice President of Marketing at Amnet, Inc., a manufacturer of wide area network switches, from December 1988 to October 1992.

ITEM  2.  PROPERTIES

     The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 250,000 square feet and are located in four buildings in Alameda, California. The Company occupies its current facilities under leases which expire at various dates through December 2001. In addition, the Company leases sales offices and development centers in major metropolitan areas including Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Durham, Dallas, Denver, Hartford, Houston, Indianapolis, Kansas City, Los Angeles, Minneapolis, New York, Orlando, Phoenix, Portland, Providence, Salt Lake City, San Francisco, Seattle, St. Louis, Tampa, Toronto, Vancouver and Washington D.C.. The Company expects that it will require additional facilities over the next few years, and the Company believes that additional space will be available.


ITEM 3. LEGAL PROCEEDINGS

     The Company and various of its current and former officers and directors are parties to a number of related lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997. The lawsuits, which are substantially identical, allege that the defendants violated the federal securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

     All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending of on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

          On April 16, 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes of action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. The Company has not yet engaged in substantive discovery and the ultimate outcome of this matter cannot yet be determined. The Company plans to vigorously defend this lawsuit. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

     On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. Subsequently, the claim and request for royalties was amended to include four additional patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the claim has been recognized in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

     The Company is a party as a defendant in various lawsuits, contractual disputes and other legal claims, the results of which are not presently determinable. However, in the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained from these lawsuits, if any, would not materially affect the Company's financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Ascend Communications, Inc. during the fourth quarter of 1997.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on the Nasdaq National Market tier of
The Nasdaq Stock Market under the symbol ASND. As of February 28, 1998, there were approximately 3,142 stockholders of record. The following table sets forth for the period indicated, the high and low closing prices for Ascend's Common Stock as reported by the Nasdaq National Market.

                                                    1997                            1996
                                              -----------------              -----------------
                                               HIGH       LOW                 HIGH       LOW
                                              ------     ------              ------     ------
Fourth quarter ended December 31,             $35.69     $22.00              $73.88     $60.13

Thrid quarter, ended September 30,             56.75      30.00               67.81      41.75

Second quarter ended June 30,                  60.00      36.13               70.63      51.75

First quarter ended March 31,                  80.25      40.12               57.00      32.25

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


ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statements of                                        Year Ended December 31,
   Operations Data:                          --------------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------
                                                         (in thousands, except per share amounts)
Net sales                                    $1,167,352    $  890,273    $  287,438    $   89,715    $   23,175
Cost of sales                                   413,570       311,745       101,859        32,500         9,003
                                             ----------    ----------    ----------    ----------    ----------
   Gross profit                                 753,782       578,528       185,579        57,215        14,172
Operating expenses:
   Research and development                     155,996        93,669        36,083        13,523         6,059
   Sales and marketing                          249,129       156,286        56,034        21,956         8,379
   General and administrative                    35,267        29,855        16,084         6,268         2,916
   Purchased research and development           231,100             -             -             -             -
   Costs of mergers                             150,271        13,900             -             -             -
                                             ----------    ----------    ----------    ----------    ----------
         Total operating expenses               821,763       293,710       108,201        41,747        17,354
                                             ----------    ----------    ----------    ----------    ----------
Operating income (loss)                         (67,981)      284,818        77,378        15,468        (3,182)
Interest, net                                    23,029        17,186         8,360         1,750           204
                                             ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes               (44,952)      302,004        85,738        17,218        (2,978)
Provision for income taxes                       79,422       118,114        32,793         1,402             -
                                             ----------    ----------    ----------    ----------    ----------

Net income (loss)                            $ (134,374)   $  183,890    $   52,945    $   15,816    $   (2,978)
                                             ==========    ==========    ==========    ==========    ==========

Net income (loss) per share - diluted        $    (0.66)   $     0.94    $     0.30    $     0.11    $     (.04)
                                             ==========    ==========    ==========    ==========    ==========
Number of shares used in per share
   calculation - diluted                        189,129       196,246       175,216       148,516        77,469
                                             ==========    ==========    ==========    ==========    ==========


                                                                  Year Ended December 31,
                                             --------------------------------------------------------------------
Consolidated Balance Sheet Data:                 1997          1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------
                                                          (in thousands)

Working capital                              $  745,949    $  652,447    $  331,937    $   92,415    $   20,844
Total assets                                  1,137,894       922,127       481,873       126,620        31,432
Total stockholders' equity                      969,256       767,233       411,293       103,154        23,550

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Ascend Communications, Inc. (the "Company") develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide that enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches for application; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. The Company's products support existing digital and analog networks.

       The Company aquired four companies in the year ended December 31, 1997. In February 1997, the Company purchased InterCon Systems Corporation ("InterCon"), a leading developer of remote access client software products for both corporate and ISP markets. On April 1, 1997, the Company acquired Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high speed ATM switching products. On June 30, 1997, the Company acquired Cascade Communications Corp. ("Cascade"), a leading developer and manufacturer of carrier class Frame Relay, ATM and IP switching products. In January 1997, Cascade acquired Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products (See Note 8 to the Financial Statements).

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company's consolidated statements of operations:

                                                            Year Ended December 31,
                                                  ----------------------------------------
                                                     1997           1996           1995
                                                  ----------     ----------      ---------
Net sales.......................................       100 %        100 %          100 %
Cost of sales...................................        35           35             35
                                                   -------       ------         ------
   Gross profit.................................        65           65             65
Operating expenses:
   Research and development.....................        14           10             13
   Sales and marketing..........................        21           18             20
   General and administrative...................         3            3              6
   Purchased research and development...........        20            -              -
   Costs of mergers.............................        13            2              -
                                                   -------       ------         ------
      Total operating expenses..................        71           33             39
                                                   -------       ------         ------
Operating income (loss).........................        (6)          32             26
Interest income.................................         2            2              3
                                                   -------       ------         ------
Income (loss) before income taxes...............        (4)          34             29
Provision for income taxes......................         7           13             11
                                                   -------       ------         ------

Net income (loss)...............................       (11) %        21 %           18 %
                                                   =======       ======         ======

     Years Ended December 31, 1997, 1996 and 1995

     Net Sales.   Net sales for 1997 increased 31% to $1.167 billion as compared to $890.3 million in 1996, which increased 210% from $287.4 million in 1995. International sales (sales outside of North America) increased to $362.3 million in 1997 as compared to $313.3 million in 1996 and to $65.5 million in 1995 and accounted for 31%, 35% and 23% of net sales in 1997, 1996 and 1995, respectively.

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for 1997, 1996 and 1995, respectively:

                                  Year Ended December 31,
                                  -----------------------
         Business Unit             1997    1996    1995
----------------------------      ------  ------  -------
Access Switching............         52%     48%     28%
Core Systems................         35      36      46
Enterprise Access...........          9      13      22
Other.......................          4       3       4
                                    ---     ---     ---
   Total Company............        100%    100%    100%
                                    ===     ===     ===

    Access Switching - The Access Switching business unit offers of the MAX family of products. MAX products accounted for 52%, 48% and 28% of total Company net sales for 1997, 1996 and 1995, respectively.
The increase in unit shipments of MAX products was primarily attributable to the growth in business from ISPs and increased demand for corporate remote networking applications.

    Core Systems - The Core Systems business unit offers of the B-STDX family of Frame Relay switches, the CBX500 family of ATM switches and the GRF family of Internet Protocol ("IP") switches. Core Systems products accounted for 35%, 36% and 46% of total Company net sales for 1997, 1996 and 1995, respectively. The decline in Core Systems sales as a percent of net sales was primarily attributable to the increase in the sales of the MAX family of products.

    Enterprisee Access - The Enterprise Access business unit offers the Pipeline family remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment. Enterprise Access products accounted for 9%, 13% and 22% of total Company net sales for 1997, 1996 and 1995, respectively. The decline of Enterprise Access net sales as a percent of total Company net sales was primarily attributable to the increase in the sales of the MAX family of products and price reductions of the Pipeline products due to increased competition.

    Gross Margin. Gross margin was 65% for 1997, 1996 and 1995. In the past, gross margins have been affected by the mix of products sold and the mix of distribution channels used by the Company. In the future, the Company's gross margin may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

    Research and Development. Research and development expenses increased to $156.0 million in 1997 compared to $93.7 million in 1996 and $36.1 million in 1995. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products and payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America. In 1997, research and development expenses increased in part through the addition of engineering personnel as a result of the Company's mergers and acquisitions. Research and development expenses as a percent of net sales increased to 14% in 1997 from 10% in 1996 which decreased from 13% in 1995. The Company expects that spending for research and development will increase in absolute dollars in 1998 but may continue to vary as a percentage of net sales.

    Sales and Marketing. Sales and marketing expenses were $249.1 million, $156.3 million and $56.0 million for 1997, 1996 and 1995, respectively. These increases in expenses were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers, distributors, and end-user customers and to the introduction of several new products. Sales and marketing expenses as a percent of net sales, however, increased to 21% in 1997 from 18% in 1996 which decreased from 20% in 1995. The Company expects that sales and marketing expenses will increase in absolute dollars in 1998 and may continue to vary as a percentage of net sales.

    General and Administrative. General and administrative expenses increased to $35.3 million in 1997 as compared to $29.9 million in 1996 and $16.1 million in 1995. These increases were primarily due to the addition of finance and administrative personnel, bonus compensation paid to the Company's employees, increased costs for insurance and contract personnel associated with information systems service and support, and increased costs associated with being a public company. General and administrative expenses as a percent of net sales were 3% in 1997 and 1996 as compared to 6% in 1995. The Company expects that spending for general and administrative activities will increase in absolute dollars in 1998 and may continue to vary as a percentage of net sales.

    Purchased Research and Development. Purchased research and development costs were $231.1 million for 1997. These costs were for the purchase of technology and related assets associated with the acquistions of InterCon and Sahara during the first quarter of 1997. These acquisitions provide technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets.

    Costs of Mergers. For the year ended December 31, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs principally related to the acquisitions of Cascade and Whitetree during 1997 and consist primarily of investment banking fees, professional fees and reserves for redundant assets, redundant products and employee severance packages. For the year ended December 31, 1996, the Company charged to operations one-time merger costs of approximately $13.9 million. These costs principally related to the acquisitions of NetStar, Inc. and StonyBrook Services, Inc. during 1996 and consisted primarily of investment banking fees, professional fees and other direct costs associated with the acquisitions.

    Interest Income. Interest income increased to $23.0 million in 1997 compared to $17.2 million in 1996 and $8.4 million in 1995. The increase in interest income during 1997 and 1996 is due primarily to the investment of proceeds from the Company's public offering of its common stock which was completed in August 1995, proceeds from the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans and cash from operations.

    Provision for Income Taxes. The provision for income taxes for 1997 was $79.4 million compared to $118.1 million for 1996 and $32.8 million in 1995. The Company's tax expense for 1997 was impacted by non-deductible costs associated with the acquisitions of Cascade and Whitetree and approximately $213.1 million of non-deductible purchased research and development costs associated with the acquisition of Sahara. Exclusive of the effects of these non-deductible one-time charges, the Company's effective tax rate for 1997 was 37.3%, which approximates the effective statutory federal and state income tax rates adjusted for the impact of tax exempt interest and the benefits associated with the Company's Foreign Sales Corporation. Exclusive of the effects of non-deductible one-time charges, the Company's effective tax rate was 38.2% for both 1996 and 1995.

Liquidity and Capital Resources

    At December 31, 1997, the Company's principal sources of liquidity included $576.6 million of cash and cash equivalents, short-term investments and investments and an unsecured $25.0 million revolving line of credit which expires in June 1999. There were no borrowings or amounts outstanding under the line of credit as of December 31, 1997. The decrease in cash and cash equivalents of $71.6 million for 1997 was principally due to $246.0 million of cash used in investing activities, offset by $109.3 million of cash provided by financing activities and $65.1 million of cash provided by operations. The net cash provided by operating activities for 1997 was primarily due to net loss, adjusted for the effects of purchased research and development, costs of mergers and depreciation, offset by decreases in accounts payable and accrued liabilities and by increases in accounts receivable and inventories.

    Net cash used in investing activities of $246.0 million for 1997 related primarily to net purchases of investments of $127.0 million and expenditures for furniture, fixtures and equipment of $105.3 million. Financing activities provided $109.3 million for 1997, primarily due to $109.1 million of proceeds from, and tax benefits related to, stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

    At December 31, 1997, the Company had $745.9 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.

Factors that May Affect Future Results

    The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4/A (No. 333-25287) filed on April 22, 1997 in connection with the acquisition of Cascade. This Report on Form 10-K should be read in conjunction with such Form S-4, particularly the section entitled "Risk Factors". These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's ability to attract and retain key employees, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

In particular, a substantial portion of the Company's sales of MAX and Pipeline products is related to the Internet industry. In North America, the Company sells a substantial percentage of its products, particularly its MAX products, to ISPs. Additionally, a substantial portion of the Compay's sales of core systems products is reltated to the telecommunications carrier industry. In North America, the Company sells a substantial percentage of the core systems products to public carriers. There can be no assurance that these industries and their infrastructure will continue to develop or that acceptance of the Company's products by these industries will be sustained. The Company believes competition in the Internet and public carrier industry will increase significantly in the future and could adversely affect the Company's business, results of operations and financial condition.

The Company has concluded the acquisition of four companies in 1997 and five companies in 1996. Achieving the anticipated benefits of these acquisitions or any other acquisitions the Company may undertake will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, financial condition and/or results of operations.

The Company expects that its gross margins could be adversely affected in future periods by price changes as a result of increased competition. In addition, increased sales of Pipeline products as a percentage of net sales may adversely affect the Company's gross margins in future periods as these products have lower gross margins than the Company's other products. In addition, the Company's use of third parties to distribute its products to other value-added resellers may adversely affect the Company's gross margins.

The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Although the Company's sales are denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales and profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have an adverse effect on the Company's business, results of operations and financial condition.

The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, which are difficult to forecast. In the Company's most recent quarters, the sequential sales growth slowed from prior levels, and a disproportionate share of the sales occurred in the last month of the quarter. These occurrences are extremely difficult to predict and may happen in the future. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern continues in future periods. Accordingly, the cancellation or delay of even a small percentage of customer purchases could adversely affect the Company's results of operations in the quarter. A significant portion of the Company's net sales in prior periods has been derived from relatively large sales to a limited number of customers, and therefore the failure of the Company to secure expected large sales may have a material adverse impact on results of operations. A significant portion of the Company's expense levels is relatively fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

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

Many computer systems were not designed to handle any dates beyond the Year 1999, and therefore computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming Year 2000 problem. This may result in spending being diverted from networking solutions over the next three years. Additionally, the Company will have to devote resources to providing the Year 2000 solution for its own products. The Year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors could have a material adverse impact on the Company's financial results.

The Company believes the majority of its major systems are currently Year 2000 compliant, and costs to transition the Company's remaining systems to Year 2000 compliance are not anticipated to be material. There can be no assurance that systems operated by third parties that interfere with or contain the Company's products will timely achieve Year 2000 compliance. Any failure of these third parties' systems to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company mainly competes in four segments of the data networking market : (i) wide area network ("WAN") and Internet access, (ii) WAN and Internet backbone switching, (iii) remote LAN access and Internet subscriber access, and (iv) videoconferencing and multimedia access. The Company competes in one or more of these market segments with Cisco Systems, Inc., 3Com Corporation, Bay Networks, Inc., Newbridge Networks, Inc., Shiva Corporation, Northern Telecom, Inc., and many others. Some of these competitors have substantially greater financial, marketing and technical resources than the Company. The Company expects additional competition from existing competitors and from a number of other companies, some of which may have substantially greater financial, marketing and technical resources than the Company, that may enter the Company's existing and future markets. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect the Company's business, results of operations and financial condition.

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

The Company relies on a combination of patents, copyright, and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company is currently involved in patent disputes the results of which are not presently determinable. Such disputes could result in significant expenses to the Company and divert the efforts of the Company's technical management personnel.

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

The Company's common stock has experienced significant price volatility, and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or other companies in the networking industry, announcements by the Company or competitors regarding new product introductions or other developments affecting the Company and/or changes in financial estimates by public market analysts. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. Recent periods of volatility in the market price of a Company's securities resulted in securities class action litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the operating results and financial condition of the Company.

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

     Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Executive Officers - See the section entitled  "Executive Officers of the
     ------------------
     Registrant"  in Part I, Item 1 hereof.

(b)  Directors - The information contained in Ascend Communications, Inc.'s
     ---------
     Proxy Statement for the stockholders' meeting to be held on May 21, 1998, with respect to "Election of Directors", is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in Ascend Communications, Inc.'s Proxy Statement for the stockholders' meeting to be held on May 21, 1998, with respect to "Compensation and Other Information Concerning Directors and Officers" is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in Ascend Communications, Inc.'s Proxy Statement for the stockholders meeting to be held on May 21, 1998, with respect to "Stock Ownership of Certain Beneficial Owners and Management", is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in Ascend Communications, Inc.'s Proxy Statement for the stockholders meeting to be held on May 21, 1998, with respect to "Certain Relationships and Related Transactions", is incorporated herein by reference in response to this item. The Proxy Statement will be filed with the Securities and Exchange Commission not later than April 30, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:
     1.   Consolidated Financial Statements

     The following consolidated financial statements of Ascend Communications, Inc. are filed as part of this Report:

                                                                                               Page
                                                                                               ----
Report of Independent Auditors                                                                 F-1
Consolidated Balance Sheets at December 31, 1997 and 1996                                      F-2
Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995                                                               F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996
 and 1995                                                                                      F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995     F-5
Notes to Consolidated Financial Statements                                                     F-6

     2.  Consolidated Financial Statement Schedule

     The following consolidated financial statement schedule of Ascend Communications, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Ascend Communications, Inc.

Schedule                                                                                       Page
--------                                                                                       ----
II Valuation and Qualifying Accounts                                                           S-4

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ascend Communications, Inc.

We have audited the accompanying consolidated balance sheets of Ascend Communications, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statment schedule based on our audits. We did not audit the financial statements of Cascade Communications Corp. ("Cascade") which statements reflect total assets constituting 29% in 1996 and total revenues constituting 38% in 1996 and 47% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Cascade, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascend Communications, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP


Walnut Creek, California
January 22, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cascade Communications Corp.:


We have audited the accompanying consolidated balance sheets of Cascade Communications Corp. as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and stockholders' equity (deficit) (none of which is presented here-in) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cascade Communications Corp. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 22, 1997,
except for Note M as to which
the date is March 30, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cascade Communications Corp.:


Our report on the consolidated financial statements of Cascade Communications Corp. is included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14(a)(2) in this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 22, 1997

                          ASCEND COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share data)

                                                                                     December 31,
                                                                            ------------------------------
                                                                                 1997               1996
                                                                            ------------        ----------
ASSETS
Current assets:
   Cash and cash equivalents .......................................        $   240,817         $   312,369
   Short-term investments ..........................................            234,610             173,101
   Accounts receivable, less allowance for uncollectible accounts of
      $11,300 and $2,632 at December 31, 1997 and 1996, respectively            234,183             185,094
   Inventories .....................................................             99,637              68,544
   Deferred income taxes ...........................................             85,057              42,862
   Other current assets ............................................             20,283              25,371
                                                                            -----------         -----------
         Total current assets ......................................            914,587             807,341

Investments ........................................................            101,212              35,771
Furniture, fixtures and equipment, net .............................            114,351              73,046
Other assets .......................................................              7,744               5,969
                                                                            -----------         -----------
         Total assets ..............................................        $ 1,137,894         $   922,127
                                                                            ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................        $    54,414         $    60,823
   Accrued compensation and related liabilities ....................             25,315              29,426
   Accrued liabilities .............................................             88,909              64,645
                                                                            -----------         -----------
         Total current liabilities .................................            168,638             154,894

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity:
   Preferred stock, $.001 par value:
         Authorized shares - 2,000
         No shares issued or outstanding ...........................               --                  --
   Common stock, $.001 par value:
         Authorized shares - 400,000
         191,216 shares issued and outstanding
         (182,525 - 1996) ..........................................                191                 182
   Additional paid-in capital ......................................            878,749             534,063
   Retained earnings ...............................................             90,610             233,536
   Notes receivable from stockholders ..............................               (294)               (548)
                                                                            -----------         -----------
         Total stockholders' equity ................................            969,256             767,233
                                                                            -----------         -----------
         Total liabilities and stockholders' equity ................        $ 1,137,894         $   922,127
                                                                            ===========         ===========

 See accompanying notes

                         ASCEND COMMUNICATIONS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share data)

                                                       Year Ended December 31,
                                             --------------------------------------------------
                                                  1997               1996               1995
                                             -----------         -----------        -----------
Net sales ...........................        $ 1,167,352         $   890,273        $   287,438
Cost of sales .......................            413,570             311,745            101,859
                                             -----------         -----------        -----------
   Gross profit .....................            753,782             578,528            185,579
Operating expenses:
   Research and development .........            155,996              93,669             36,083
   Sales and marketing ..............            249,129             156,286             56,034
   General and administrative .......             35,267              29,855             16,084
   Purchased research and development            231,100                --                 --
   Costs of mergers .................            150,271              13,900               --
                                             -----------         -----------        -----------
      Total operating expenses ......            821,763             293,710            108,201
                                             -----------         -----------        -----------
Operating income (loss) .............            (67,981)            284,818             77,378
Interest income .....................             23,029              17,186              8,360
                                             -----------         -----------        -----------
Income (loss) before income taxes ...            (44,952)            302,004             85,738
Provision for income taxes ..........             79,422             118,114             32,793
                                             -----------         -----------        -----------

Net income (loss) ...................        $  (124,374)        $   183,890        $    52,945
                                             ===========         ===========        ===========

Net income (loss) per share - diluted        $     (0.66)        $      0.94        $      0.30
                                             ===========         ===========        ===========
Number of shares used in per share
   calculation - diluted ............            189,129             196,246            175,216
                                             ===========         ===========        ===========

Net income (loss) per share - basic .        $     (0.66)        $      1.03        $      0.33
                                             ===========         ===========        ===========
Number of shares used in per share
   calculation - basic ..............            189,129             178,630            162,181
                                             ===========         ===========        ===========

See accompanying notes

                           ASCEND COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                       Retained        Notes
                                                      Common Stock      Additional     Earnings      Receivable
                                                    -----------------    Paid-in     (Accumulated      From
                                                    Shares     Amount     Capital       Deficit)      Stockholders       Total
                                                    ------     ------   ----------   ------------    -------------       -----
Balance at December
   31, 1994 .................................       154,532     $155      $105,601     $  (1,808)         $(794)       $ 103,154
Tax benefit related to
   stock options ............................            --       --        13,946            --             --           13,946
Payments from
   stockholders .............................            --       --            --            --            246              246
Issuance of warrants to
   purchase shares of
   common stock, NetStar ....................            --       --           134            --             --              134
Issuance of common stock
   under employee stock option
   and stock purchase plans .................         3,329        3         4,407            --             --            4,410
Issuance of common stock in
   initial public offering, net
   of issuance costs, NetStar ...............         1,347        1        24,715            --             --           24,716
Issuance of common stock in
   public offering, net of
   issuance costs ...........................        12,650       13       211,730            --             --          211,743
Net income ..................................            --       --            --        52,945             --           52,945
                                                    -------     ----      --------     ---------          -----        ---------
Balance at December
   31, 1995 .................................       171,858      172       360,533        51,137           (548)         411,294
Tax benefit related to
   stock options ............................            --       --       104,823            --             --          104,823
Effect of poolings ..........................         3,129        3        12,122        (1,491)            --           10,634
Exercise of warrants, NetStar ...............           399       --         7,904            --             --            7,904
Issuance of common stock
   under employee stock option
   and stock purchase plans .................         6,695        7        42,373            --             --           42,380
Issuance of common stock ....................           444       --         6,308            --             --            6,308
Net income ..................................            --       --            --       183,890             --          183,890
                                                    -------     ----      --------     ---------          -----        ---------
Balance at December
   31, 1996 .................................       182,525      182       534,063       233,536           (548)         767,233
Tax benefit related to
   stock options ............................            --       --        59,294            --             --           59,294
Effect of poolings ..........................         1,350        1        22,510       (18,552)            --            3,959
Purchase of Sahara ..........................         2,386        3       213,097            --             --          213,100
Issuance of common stock
   under employee stock option
   and stock purchase plans .................         4,955        5        49,785            --             --           49,790
Payments from stockholders ..................            --       --            --            --            254              254
Net loss ....................................            --       --            --      (124,374)            --         (124,374)
                                                    -------     ----      --------     ---------          -----        ---------
Balance at December
   31, 1997 .................................       191,216     $191      $878,749     $  90,610          $(294)       $ 969,256
                                                    =======     ====      ========     =========          =====        =========

See accompanying notes

                            ASCEND COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)

                                                                                                      Year Ended December 31,
                                                                                              -------------------------------------
                                                                                                   1997          1996          1995
                                                                                              ---------     ----------    ---------
Operating activities:
Net income (loss) ........................................................................    $(124,374)    $ 183,890     $  52,945
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation ........................................................................       45,733        22,463         8,586
     Costs of mergers ....................................................................      150,271        13,900            --
     Purchased research and development ..................................................      231,100            --            --
     Deferred income taxes ...............................................................      (29,778)      (27,529)       (9,440)
     Changes in operating assets and liabilities:
        Accounts receivable ..............................................................      (58,418)     (133,946)      (35,043)
        Inventories ......................................................................      (42,797)      (37,331)      (20,175)
        Other current assets .............................................................        6,337       (20,869)       (1,773)
        Other assets .....................................................................       (2,905)       (2,366)       (4,346)
        Accounts payable and accrued liabilities .........................................     (105,951)       76,901        34,576
        Accrued compensation and related liabilities .....................................       (4,111)        1,839         8,362
                                                                                              ---------     ---------     ---------
           Net cash provided by operating activities .....................................       65,107        76,952        33,692
                                                                                              ---------     ---------     ---------
Investing activities:
     Purchases of investments ............................................................     (483,122)     (272,631)     (197,148)
     Maturities and sales of investments .................................................      356,172       211,237        93,339
     Purchases of furniture, fixtures and equipment, net .................................     (105,343)      (72,121)      (23,815)
     Effect of business combinations .....................................................      (13,704)        9,169            --
                                                                                              ---------      ---------    ----------
        Net cash used in investing activities ............................................     (245,997)     (124,346)     (127,624)
                                                                                              ---------      --------     ---------
Financing activities:
     Proceeds from issuance of common stock, net .........................................       49,790        54,524       241,003
     Tax benefit related to options ......................................................       59,294       104,823        13,946
     Proceeds from notes receivable from stockholders ....................................          254            --           246
     Proceeds from (repayment of) notes payable ..........................................           --        (2,108)        3,729
                                                                                              ---------     ---------     ---------
        Net cash provided by financing activities ........................................      109,338       157,239       258,924
                                                                                              ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents .....................................      (71,552)      109,845       164,992
Cash and cash equivalents, beginning of year .............................................      312,369       202,524        37,532
                                                                                              ---------     ---------     ---------
Cash and cash equivalents, end of year ...................................................    $ 240,817     $ 312,369     $ 202,524
Supplemental disclosure of cash flow information:                                             =========     =========     =========
     Income tax payments .................................................................    $  45,395     $  54,270     $  17,980
                                                                                              =========     =========     =========
Supplemental schedule of noncash investing and financing
  activities information:
     Exercise of warrants in exchange for retirement of
        notes payable ....................................................................    $      --     $   2,068     $      --
                                                                                              =========     =========     =========

See accompanying notes

                            ASCEND COMMUNICATIONS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies

    The Company - Ascend Communications, Inc. ("Ascend" of the "Company") develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide that enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers;
(ii) telecommunications carriers and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches for application; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. The Company's products support existing digital and analog networks.

    Basis of Presentation - The consolidated financial statements include the accounts of Ascend and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    As more fully described in Note 8, the Company merged with Cascade Communications Corp. ("Cascade") in June 1997. The Company merged with NetStar, Inc. ("Netstar") in August 1996. These mergers have been accounted for as poolings of interests, and the historical consolidated financial statements of the Company for all periods prior to these mergers have been restated to include the financial positions, results of operations and cash flows of Cascade and NetStar.

    Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits and commercial paper in highly liquid short-term instruments with original maturities of three months or less from the date of purchase and are stated at cost, which approximates market. Substantially all of the Company's cash and cash equivalents are maintained by five major financial institutions.

    Short-Term Investments and Investments - The Company places its investments with high credit, quality financial institutions. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at acquired costs which approximate fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income. At December 31, 1997 and 1996, the Company's investments are all classified as available-for-sale and consisted primarily of obligations of the U.S. government ($22,386,000 - 1997 and $32,327,000 - 1996), states and political subdivisions ($277,251,000 - 1997 and $156,948,000 - 1996),
U.S. corporate securities ($36,185,000 - 1997 and $14,494,000 - 1996) and foreign debt securities ($0 - 1997 and $5,103,000 - 1996). As of December 31, 1997, $77,612,000 of the Company's investments are due between one and five years and $23,600,000 of these securities are due between five and ten years. Unrealized gains and losses for 1997, 1996 and 1995 were not material.

    Accounts Receivable - The Company sells and distributes a substantial percentage of its products to Internet service providers, value-added resellers and distributors, and local and long-distance telecommunications carriers, throughout North America, Europe and Asia and the Pacific Basin. Accounts receivable are principally from these customers. The Company conducts ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. The Company does not require collateral and has historically not experienced significant losses on trade receivables.

    Inventories - Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company provides for obsolete inventories in the period when obsolescence is determined to have occurred.

                            ASCEND COMMUNICATIONS, INC.

1.   Accounting Policies (continued)

      Furniture, Fixtures and Equipment - Furniture, fixtures and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to four years.

      Major Customers and Revenues by Geographic Area - One customer accounted for 14% of net sales in 1997. No customer accounted for more than 10% of net sales in 1996 or 1995. Net sales were derived from customers based in the following geographic areas (in thousands):

                                                 Year Ended December 31,
                                    ---------------------------------------------
                                       1997               1996             1995
                                    -------------     ------------    -----------
North America ..................      $  805,012      $  576,996      $  221,982
Europe .........................         157,960         129,126          31,531
Asia and Pacific Basin .........         189,675         170,747          32,499
Latin and South America ........          14,705          13,404           1,426
                                    -------------     ------------    -----------
                                      $1,167,352      $  890,273      $  287,438
                                    =============     ============    ===========

    Revenue Recognition - The Company recognizes revenue from product sales upon shipment provided that no significant customer and post-contract support obligations remain and collection of the related receivable is deemed probable. The Company defers recognition of revenue on initial shipments of certain new products until such products have been tested in the marketplace. The Company accounts for all costs relating to customer and post- contract support obligations, which are not significant in amount, at the time of shipment by accruing such costs. In addition, the Company provides for potential product returns and estimated warranty costs in the period of the sale.

    Key Suppliers - The Company is dependent on single or limited source suppliers for certain components used in its products. The Company has generally been able to obtain adequate supplies of these components. In addition, the Company believes that there are alternative suppliers for the components used in its products. However, an extended interruption in the supply of the components currently obtained from single or limited source suppliers could adversely affect the Company's business and results of operations.

    Research and Development - Costs to develop the Company's products are expensed as incurred in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs, which establishes accounting and reporting standards for research and development.

                            ASCEND COMMUNICATIONS, INC.

1.   Accounting Policies (continued)

      Stock-Based Compensation. In accordance with Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company applies Accounting Principles Bulletin ("APB") Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans and, accordingly, has not recognized compensation cost in connection with such plans. Note 5 to the consolidated financial statements contains a summary of the pro forma effects to reported net income (loss) and net income (loss) per share for 1997, 1996 and 1995 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

      Net Income (Loss) Per Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income (loss) per share - diluted, as reported, includes the effect of dilutive employee stock options and warrants (using the treasury stock method). For 1997, the effect of options and warrants has been excluded as their effect would be anti-dilutive. All net income (loss) per share amounts presented have been restated to conform to FAS128 requirements, where appropriate.

      Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"), and Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("FAS 131"). The Company is required to adopt these statements in fiscal year 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications - Certain 1995 and 1996 balances have been reclassified to conform to the 1997 presentation.

2.   Balance Sheet Details (in thousands)

     Inventories consist of:

                                                         December 31,
                                                     ---------------------
                                                      1997          1996
                                                     -------       -------
Finished goods ...............................       $18,053       $10,778
Products in process ..........................        15,579         7,544
Raw materials and supplies ...................        66,005        50,222
                                                     -------       -------
                                                     $99,637       $68,544
                                                     =======       =======

                            ASCEND COMMUNICATIONS, INC.

2.   Balance Sheet Details (continued)

     Furniture, Fixtures and Equipment consist of:

                                                               December 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Computer equipment ....................................  $ 87,640      $ 61,001
Laboratory equipment ..................................    47,779        22,284
Furniture and fixtures ................................    38,009        22,524
                                                         --------      --------
                                                          173,428       105,809
Less accumulated depreciation .........................   (59,077)      (32,763)
                                                         --------      --------
                                                         $114,351      $ 73,046
                                                         ========      ========

    Accrued Liabilities consist of:

                                                              December 31,
                                                          ---------------------
                                                           1997          1996
                                                          -------       -------
Income taxes payable ..................................   $ 9,432       $ 6,298
Other accrued liabilities .............................    57,421        35,940
Customer deposits .....................................    22,056        22,407
                                                          -------       -------
                                                          $88,909       $64,645
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

                            ASCEND COMMUNICATIONS, INC.

    The following is a geographical breakdown of consolidated income (loss) before income taxes (including intercompany revenue and expenses) by income tax jurisdiction (in thousands):

                                        Year Ended December 31,
                                   --------------------------------
                                      1997       1996        1995
                                   ---------   --------    --------
United States ..............       $(50,392)   $299,355    $ 85,293
Foreign ....................          5,440       2,649         445
                                   --------    --------    --------
Total ......................       $(44,952)   $302,004    $ 85,738
                                   ========    ========    ========

    Significant components of the provision for income taxes attributable to operations are as follows (in thousands):

                                        Year Ended December 31,
                                   -----------------------------------
                                     1997         1996           1995
                                   --------     --------       -------
Current:
     Federal ................      $ 89,899     $121,975       $34,523
     State ..................        17,338       22,728         7,532
     Foreign ................         1,963          940           178
                                   --------     --------       -------
Total current ...............       109,200      145,643        42,233

Deferred:
     Federal ................       (25,381)     (23,985)       (8,266)
     State ..................        (4,397)      (3,544)       (1,174)
                                   --------     --------       -------
Total deferred ..............       (29,778)     (27,529)       (9,440)
                                   --------     --------       -------
Total provision .............      $ 79,422     $118,114       $32,793
                                   ========     ========       =======

                            ASCEND COMMUNICATIONS, INC.

4.   Income Taxes (continued)

    A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

                                                       Year Ended December 31,
                                                --------------------------------------
                                                   1997         1996           1995
                                                ---------     ---------      ---------
US federal taxes (benefit) at statutory rate    $ (15,733)    $ 105,701      $  30,009
State taxes, net of federal benefit ........       12,941        16,545          4,476
Tax-exempt interest ........................       (4,552)       (3,168)        (1,097)
Foreign Sales Corporation ..................       (3,465)       (5,304)          (714)
Costs of mergers ...........................       15,682         2,625             --
Purchased research and development .........       74,585            --             --
Other ......................................          (36)        1,715            119
                                                ---------     ---------      ---------
Total tax provision ........................    $  79,422     $ 118,114      $  32,793
                                                =========     =========      =========
Effective tax rate .........................           --          39.1%          38.2%
                                                =========     =========      =========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Deferred tax assets:
   Reserve for uncollectible accounts ...............     $ 11,147     $  2,548
   Reserve for warranties and inventories ...........       33,992       14,534
   Purchased research and development ...............        7,691          673
   Customer deposits ................................        8,736       12,238
   Net operating loss and tax credit carryovers
      of acquired companies .........................       12,799        8,272
   Accrued expenses .................................        6,934        2,331
   Depreciation .....................................          711          359
   Other ............................................        3,047        2,672
                                                          --------     --------
Total deferred tax assets ...........................       85,057       43,627
   Valuation allowance ..............................         --           (765)
                                                          --------     --------
Total net deferred tax assets .......................     $ 85,057     $ 42,862
                                                          ========     ========

The valuation allowance decreased by $765,000 in 1997.

                            ASCEND COMMUNICATIONS, INC.

5.   Stockholders' Equity

      Public Offering - In August 1995, the Company completed a public offering of its common stock consisting of 12,650,000 shares at $17.625 per share, with proceeds, net of issuance costs, of approximately $211,743,000 (issuance costs were approximately $11,213,000).

      Stock Splits - In May, October and December of 1995, the Company's Board of Directors approved two-for-one stock splits, payable in the form of a stock dividend to all stockholders of record. All shares and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect these stock splits.

      Preferred Stock - The Company's Board of Directors has the authority to issue these shares in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. At December 31, 1997 and 1996, there were no outstanding shares of preferred stock.

      Notes Receivable - Notes receivable from stockholders resulted from the purchase of common stock from the Company pursuant to the exercise of stock options. Such notes are due on demand, bear interest at 5.4% and are secured by certain common shares.

      1994 Employee Stock Purchase Plan - In March 1994, the Board of Directors approved an Employee Stock Purchase Plan under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed by the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 2,800,000 shares of common stock have been reserved for issuance under this plan and the first offering commenced on the effective date of the Company's initial public offering of shares of its common stock and continued through January 31, 1995. Subsequent six-month offering periods commenced on each February 1 and August 1 thereafter. During 1997, 1996 and 1995, 96,242, 86,870 and 252,120 shares of common stock were issued under this plan, respectively.

      1989 Stock Option Plan - The Company has a Stock Option Plan under which a total of 45,000,000 shares of common stock have been reserved for issuance to employees, officers, directors and consultants of the Company. Options granted to date are immediately exercisable and unvested shares are subject to repurchase by the Company. Options and unvested shares typically vest ratably over four years from the date of grant. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 30-day period after termination; the Company also has the right to repurchase any unvested (but issued) shares if the holder is no longer employed by the Company. As of December 31, 1997, options to purchase approximately 3,660,658 shares of common stock were available for grant under this plan.

      Stock options are granted at not less than the fair market value of common stock on the date of grant. All options expire no later than ten years from the date of grant, except options granted to 10% stockholders, which have a maximum term of five years. The exercise price of stock options granted to a stockholder possessing 10% or more of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of common stock on the date of grant. As of December 31, 1997, no options had been granted to 10% stockholders.

                            ASCEND COMMUNICATIONS, INC.

5.  Stockholders' Equity (continued)

    In October and November 1997, the Board of Directors approved stock option repricing programs pursuant to which all employees of the Company (excluding certain executive officers) could elect to exchange or amend their then outstanding employee stock options for new employee stock options having exercise prices of $34.94 per share and $24.44 per share, respectively (equal to the then fair market values), with excercisability generally prohibited until January 19, 1998 and February 27, 1998, respectively. A total 13,962,994 and 15,513,687 options with exercise prices ranging from $35.13 to $113.04 per share and $24.75 to $104.46 per share, respectively, were exchanged or amended under these programs.

    1994 Outside Directors Stock Option Plan - In March 1994, the Board of Directors approved an Outside Directors Stock Option Plan under which directors of the Company who are not officers or employees of the Company may receive nonstatutory options to purchase shares of common stock of the Company. A total of 2,000,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 1997, options to purchase 416,000 shares were available for grant under this plan.

    1996 Restricted Stock Plan - In October 1996, the Board of Directors approved a Restricted Stock Plan under which employees and consultants of the Company who are not officers or directors of the Company may receive shares of common stock of the Company. A total of 200,000 shares of common stock have been reserved for issuance under this plan. As of December 31, 1997, 60,000 shares of common stock were available for grant under this plan. The Company recorded $434,000 of compensation during 1997 relating to this plan.

    The Company has adopted FAS 123, which was issued in October 1995. In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                             Year ended December 31,
                                                       ---------------------------------
                                                          1997         1996        1995
                                                       ---------     --------    -------
Net income (loss) - as reported ...................    $(124,374)    $183,890    $52,945
Net income (loss) - pro forma .....................    $(275,758)    $118,136    $41,445

Net income (loss) per share (diluted) - as reported    $   (0.66)    $   0.94    $  0.30
Net income (loss) per share (diluted) - pro forma .    $   (1.46)    $   0.60    $  0.24

Net income (loss) per share (basic) - as reported .    $   (0.66)    $   1.03    $  0.33
Net income (loss) per share (basic) - pro forma ...    $   (1.46)    $   0.66    $  0.26

    The effect on net income (loss) and net income (loss) per share is not expected to be indicative of the effects in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             Year ended December 31,
                                                       ---------------------------------
                                                          1997         1996        1995
                                                       ---------     --------    -------
Expected volatility .............                      0.657         0.610       0.610
Risk-free interest rate .........                      6.24%         6.20%       6.05%
Expected life of options in years                      3.5           3.5         3.5
Expected dividend yield .........                      0.00%         0.00%       0.00%

                          ASCEND COMMUNICATIONS, INC.

5.  Stockholders' Equity (continued)

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options. The following table summarizes activity under the Company's Stock Option Plans from December 31, 1994 through December 31, 1997 (all repricing activity is reflected as cancellations and subsequent grants):

                                                                     Weighted
                                                                     Average
                                                          Number of  Exercise
                                                           Options     Price
                                                        -----------  --------
Balance at December 31, 1994 .........................   13,491,994   $ 1.52
   Granted ...........................................   15,452,002    18.19
   Exercised .........................................   (2,906,739)    0.98
   Cancelled .........................................     (845,872)    5.99
                                                        -----------
Balance at December 31, 1995 .........................   25,191,385    11.66
   Granted ...........................................   10,353,380    58.52
   Exercised .........................................   (6,528,853)    5.71
   Cancelled .........................................     (456,636)   30.85
                                                        -----------
Balance at December 31, 1996 .........................   28,559,276    29.76
   Granted ...........................................   44,654,323    33.33
   Exercised .........................................   (4,775,087)    8.80
   Cancelled .........................................  (35,994,523)   42.53
                                                        -----------
Balance at December 31, 1997 .........................   32,443,989   $23.60
                                                        ===========

Outstanding options exercisable at December 31, 1997 .   28,607,600   $23.47
                                                        ===========
Options available for grant at December 31, 1997 .....    4,136,658
                                                        ===========

  The weighted average fair value of options granted during 1997, 1996 and 1995 is $33.42, $29.06 and $9.34 per share, respectively.

                            ASCEND COMMUNICATIONS, INC.

5.   Stockholders' Equity (continued)

The following table summarizes information concerning currently outstanding and exercisable options:

                                               Options Outstanding                   Options Exercisable
                                      ------------------------------------       ---------------------------
                                                     Weighted
                                                     Average     Weighted                          Weighted
                                                    Remaining     Average                          Average
                                        Number     Contractual    Exercise            Number      Exercise
        Exercise Prices               Outstanding     Life         Price           Exercisable      Price
--------------------------------     ------------  -----------   ---------       --------------   ---------
$     0.01   --   $    5.81            4,683,766     5.61          $ 2.56            4,004,780    $  2.76
      7.07   --       18.81            4,580,008     6.97           13.16            3,737,772      13.05
     19.00   --       23.63            2,107,076     9.29           22.87            1,941,397      22.97
     23.69   --       24.44           15,541,785     8.88           24.44           14,254,876      24.44
     24.50   --       61.88            4,860,079     8.91           45.04            4,204,500      44.52
     62.32   --       89.46              671,275     8.53           69.30              464,275      67.55
                                      ----------                                    ----------
                                      32,443,989                                    28,607,600
                                      ==========                                    ==========

       Reserved for Future Issuance - As of December 31, 1997, the Company has reserved the following shares of its common stock for future issuance:

Stock Option Plans..........................................................        36,580,647
Employee Stock Purchase Plan................................................         2,364,768
                                                                                    ----------
Total shares reserved.......................................................        38,945,415
                                                                                    ==========

6.   Retirement Plan

    In July 1993, the Company established a profit sharing plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all employees who meet certain minimum eligibility requirements. Company contributions to the plan were $2,479,000 in 1997 (no contributions were made in 1996 or 1995). Eligible employees can contribute amounts to the plan via payroll withholdings, subject to certain limitations.

                            ASCEND COMMUNICATIONS, INC.

7.  Commitments

    Leases - The Company leases office and warehouse space under noncancelable operating leases. Rent expense on these operating leases was approximately $9,165,000, $6,449,000 and $2,351,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

    Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1997 (in thousands):

                                            Operating
                                             Leases
                                             -------

1998..................................       $ 9,359
1999..................................         7,732
2000..................................         6,829
2001..................................         6,199
2002..................................         3,354
2003 and beyond.......................        15,215
                                             -------
Total minimum lease payments..........       $48,688
                                             =======

    In March 1996, the Company entered into an agreement to lease 13 acres of land located in Alameda, California. Certain buildings currently being used for the Company's headquarters have been constructed on the land. The lessor has funded approximately $24.9 million for the land and construction of the buildings. The lease has an initial term of five years and an option to renew for two years, subject to the lessor's consent. The rent obligation for the lease commenced in December 1996. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease or if the Company does not maintain certain financial and other covenants, the Company has guaranteed a residual value relating to the land and buildings of approximately $22.4 million.

    Line of Credit - The Company has a bank line of credit to borrow up to $25,000,000 which expires in June 1999. Interest is computed at the bank's prime rate or 0.5% over LIBOR, at the option of the Company. The line of credit requires the Company to maintain certain financial ratios, minimum net worth and profitability on a quarterly basis. There were no borrowings under the line of credit agreement during 1997.

                            ASCEND COMMUNICATIONS, INC.

8.   Business Combinations

     On June 30, 1997, the Company acquired Cascade, a developer and manufacturer of wide area network switches, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 66.3 million shares of its common stock to Cascade stockholders in exchange for all outstanding Cascade shares. Outstanding options to purchase Cascade common stock were converted to options to purchase approximately 8.5 million shares of Ascend common stock. The historical consolidated financial results of Ascend for prior periods have been restated to include the financial position and results of operations of Cascade. The following table shows the historical results of Ascend and Cascade for the periods prior to the consummation of the merger of the two entities:

                         Three Months
                            Ended
                           March 31,          Year Ended December 31,
                           ---------         ------------------------
Revenue:                     1997              1996            1995
                           ---------         --------        --------

Ascend..................   $ 202,412         $549,297        $152,604
Cascade.................      90,328          340,976         134,834
                           ---------         --------        --------
  Total.................   $ 292,740         $890,273        $287,438
                           =========         ========        ========
---------------------------------------------------------------------

Net Income (loss):

Ascend..................   $  35,093         $113,111        $ 27,535
Cascade.................    (198,334)          70,779          25,410
                           ---------         --------        --------
  Total.................   $(163,241)        $183,890        $ 52,945
                           =========         ========        ========

       In February 1997, the Company acquired all of the outstanding stock of InterCon Systems Corporation, a developer of remote access client software products for both corporate and ISP markets, in a transaction that was accounted for as a purchase. The purchase price consisted of a cash payment of $12.0 million, the assumption of approximately $9.0 million of liabilities and transaction costs of approximately $600,000. The total purchase price of $21.6 million was allocated to the net assets acquired based upon their estimated fair market value. The estimated fair value of tangible net assets acquired was $600,000. In addition, $18.0 million of the purchase price was allocated to purchased research and development that had not reached technological feasibility and that had no alternative future use, and $3.0 million was allocated to purchased software.

     On April 1, 1997, the Company acquired Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high speed ATM switching products, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 1.3 million shares of its common stock to Whitetree shareholders in exchange for all outstanding Whitetree shares. In addition, the Company assumed all outstanding Whitetree stock options to purchase approximately 99,000 shares of the Company's stock. The results of operations of Whitetree, which have not been material in relation to those of the Company, are included in the consolidated results of operations for periods subsequent to the acquisition. The Company's historical consolidated financial statements prior to the combination have not been restated to reflect the financial results of Whitetree as these results were not material to the Company.

                            ASCEND COMMUNICATIONS, INC.

8.   Business Combinations (continued)

     On January 28, 1997, Cascade completed its acquisition of Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products, in a transaction that was accounted for as a purchase. Cascade issued approximately 3.4 million shares of Cascade common stock (or 2.4 million equivalent shares of the Company's common stock after exchange ratio) in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $219.0 million was allocated to the net assets acquired based upon their estimated fair market value. The estimated fair value of the tangible net assets acquired was approximately $6.0 million. In addition, approximately $213.0 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and that had no alternative future use.

     In August 1996, the Company acquired NetStar, a developer and manufacturer of high performance, high speed IP network routers, in a transaction that was accounted for as a pooling of interests. The Company issued approximately 3.9 million shares of its common stock to NetStar shareholders in exchange for all outstanding NetStar shares. The Company`s historical consolidated financial statements for prior periods have been restated to reflect the financial position and results of operations of NetStar.

9.   Litigation

     The Company and various of its current and former officers and directors are parties to a number of related lawsuits which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997. The lawsuits, which are substantially identical, allege that the defendants violated the federal securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

     All of these actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the Company's consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

                            ASCEND COMMUNICATIONS, INC.

     On April 16, 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes of action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. The Company has not yet engaged in substantive discovery and the ultimate outcome of this matter cannot yet be determined. The Company plans to vigorously defend this lawsuit. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. Subsequently, the claim and request for royalties was amended to include four additional patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the claim has been recognized in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

The Company is a party as a defendant in various other lawsuits, contractual disputes and other legal claims, the results of which are not presently determinable. However, in the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from these lawsuits would not materially affect the Company's financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period

10.  Quarterly Information (unaudited)

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1997 (in thousands, except per share amounts):

                                                                                              Quarter Ended
                                                                 ------------------------------------------------------------------
                                                                 March 31,           June 30,           Sept. 30,           Dec. 31,
                                                                 ------------------------------------------------------------------

1997
Net sales ............................................          $ 292,740           $ 311,693           $ 270,372          $ 292,547
Gross profit .........................................            190,353             203,016             173,191            187,222
Operating income (loss) ..............................           (137,745)            (56,807)             57,511             69,060
Net income (loss) ....................................           (163,241)            (48,837)             40,128             47,576
Net income (loss) per share - diluted ................              (0.88)              (0.26)               0.20               0.24
Net income (loss) per share - basic ..................              (0.88)              (0.26)               0.21               0.25

1996
Net sales ............................................          $ 148,065           $ 205,581           $ 248,836          $ 287,791
Gross profit .........................................             95,717             132,722             161,907            188,182
Operating income .....................................             44,780              67,903              72,851             99,284
Net income ...........................................             29,821              44,424              45,157             64,488
Net income per share - diluted .......................               0.15                0.23                0.23               0.32
Net income per share - basic .........................               0.17                0.25                0.25               0.35

The net income (loss) per share amounts have been restated to comply with FAS128.

                          ASCEND COMMUNICATIONS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                    Balances at            Charged to                        Balances at
                                     Beginning              Costs and                           End of
                                     of Period               Expenses        Deductions         Period
                                    -----------             ----------       ----------       -----------
Year Ended December 31, 1997        $ 2,632                 $ 9,300          $  (632)          $11,300
                                    =======                 =======          =======           =======

Year Ended December 31, 1996        $ 1,202                 $ 1,435          $    (5)          $ 2,632
                                    =======                 =======          =======           =======

Year Ended December 31, 1995        $   775                 $   538          $  (111)          $ 1,202
                                    =======                 =======          =======           =======

3. Exhibits


        No.                            Description
     --------    -------------------------------------------------------

   /(6)/   3.1   Certificate of Incorporation.

   /(1)/   3.2   By-Laws.

   /(1)/  10.1   First-Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

   /(1)/  10.2   Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

   /(1)/  10.3   Ascend Communications, Inc. 1994 Outside Directors Stock
                 Option Plan.

   /(1)/  10.4   Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California

   /(1)/  10.5   Lease dated August 8, 1991, by and between the Registrant and
                 Harbor Bay Isle Associates, the First Addendum thereto, dated
                 August 8, 1991, and the Second Addendum thereto, dated February
                 25, 1994.

   /(1)/  10.8   Form of Idenmnity Agreement for directors and officers.

   /(2)/  10.9   Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California

   /(3)/ 10.10   Lease Agreement, Lease Rider and Second Lease Rider, dated May
                 17, 1995 by and between the Registrant and Resurgence
                 Properties, Inc.

   /(4)/ 10.11   Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

   /(5)/ 10.12   Lease agreement dated March 27, 1996, by and between the
                 Registrant and Sumitomo Bank Leasing and Financing, Inc.

   /(6)/ 10.13   Ascend Communications, Inc. 1996 Restricted Stock Plan.


   /(8)/ 10.14   Cascade Communications Corp. Amended and Restated 1991 Stock
                 Plan.

             No.                              Description
         -----------       ----------------------------------------------------
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

        /(12)/ 10.19       Lease dated November 14, 1996 between the Registrant
                           and Nashoba View Associated, LLC.

               10.20 Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California, as ammended by the first ammendment thereto, date October 15, 1997.


               11.1 Statement regarding computation of earnings (loss) per share

               21.1        List of Subsidiaries of Ascend Communication

               23.1        Consent of Independent Auditors

               23.2        Consent of Independent Accountants

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

        /(4)/ Incorporated by reference from the Company's 10-K for the year ended December 31, 1995.

        /(5)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

        No.                         Description
     -------   --------------------------------------------------------

    /(6)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

    /(7)/ Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

    /(8)/ Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-8 (File No. 33-93152) filed with the Securities Commission and Exchange Commission (the "Commission") on June 6, 1995.

    /(9)/ Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

   /(10)/ Incorporated by references to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

   /(11)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10_K filed for the fiscal year ended December 31, 1995, on March 1, 1996.

  /(12)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1996 on March 14, 1997.


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

(c)     Exhibits

        See Item 14(a) 3 above.

(d)     Financial Statement Schedule

        See Item 14(a) 1 and 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ASCEND COMMUNICATIONS, INC.

DATE  March 31, 1998        by  /s/ Mory Ejabat
      --------------           ---------------------------------------
                                 Mory Ejabat, President, Chief Executive
                                 Officer and Director


                               POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mory Ejabat and Michael F.G. Ashby, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE    March 31, 1998        by   /s/ Mory Ejabat
        --------------           -----------------------------------
                                      Mory Ejabat, President, Chief
                                      Executive Officer and Director

DATE    March 31, 1998        by   /s/ Michael F.G. Ashby
        --------------           -----------------------------------
                                      Michael F.G. Ashby, Executive Vice
                                      President, Chief Financial
                                      Officer and Secretary
                                      (Principal Financial Officer)

DATE    March 31, 1998        by   /s/ Michael J. Johnson
        --------------           -----------------------------------
                                      Michael J. Johnson,  Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

DATE    March 31, 1998        by   /s/ Daniel E. Smith
        --------------           -----------------------------------
                                      Daniel E. Smith, Executive Vice
                                      President and General Manager, Core
                                      Systems and Director

DATE    March 31, 1998        by   /s/ Robert K. Dahl
        --------------           -----------------------------------
                                      Robert K. Dahl
                                      Director

DATE    March 31, 1998        by   /s/ Roger L. Evans
        --------------           -----------------------------------
                                      Roger L. Evans
                                      Director

DATE    March 31, 1998        by   /s/ James P. Lally
        --------------           -----------------------------------
                                      James P. Lally
                                      Director

DATE    March 31, 1998        by      /s/ Richard Kramlich
        --------------              -------------------------------------
                                      C. Richard Kramlich
                                      Director

DATE    March 31, 1998        by      /s/ Betsy S. Atkins
        --------------              -------------------------------------
                                      Betsy S. Atkins
                                      Director

DATE    March 31, 1998        by      /s/ Martin L. Schoffstall
        --------------              -------------------------------------
                                      Martin L. Schoffstall
                                      Director

                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS

         No.                                   Description
     -----------        --------------------------------------------------------
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

     /(4)/ 10.11        Loan Agreement and related agreements, dated November
                        30, 1995, by and between the Registrant and Wells Fargo
                        Bank of California.

     /(5)/ 10.12        Lease Agreement dated March 27, 1996, by and between the
                        Registrant and Sumitomo Bank Leasing and Financing, Inc.

     /(7)/ 10.13        Ascend Communications, Inc. 1996 Restricted Stock Plan.

     /(8)/ 10.14        Cascade Communications Corp. Amended and Restated 1991
                        Stock Plan.

                          ASCEND COMMUNICATIONS, INC.

            No.                                Description
        -----------     --------------------------------------------------------

        /(9)/ 10.15     Cascade Communications Corp. 1994 Employee Stock
                        Purchase Plan.

        /(9)/ 10.16     Cascade Communications Corp. 1994 Non-Employee Director
                        Stock Plan .

        /(9)/ 10.17     Letter of Employment dated March 12, 1992 between the
                        Registrant and Daniel E. Smith .

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
                        Nashoba View Associated, LLC.

              10.20 Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California, as ammended by the first ammendment thereto, dated October 15, 1997.

              11.1 Statement regarding computation of earnings (loss) per share.

              21.1      List of Subsidiaries of Ascend Communication

              23.1      Consent of Independent Auditors

              23.2      Consent of Independent Accountants

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

/(5)/ Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

                          ASCEND COMMUNICATIONS, INC.

      No.                                   Description
  -----------      -------------------------------------------------------
     /(6)/         Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

     /(7)/ Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

     /(8)/ Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-8 (File No. 33-93152) filed with the Securities Commission and Exchange Commission (the "Commission") on June 6, 1995.

     /(9)/ Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

    /(10)/ Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

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