Form 10-Q
period 1998-03-31
ASCEND COMMUNICATIONS INC
filed 1998-05-15
CIK 921146

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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
The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 192,849,018 as of March 31, 1998.

This report, including exhibits, consists of 218 pages. The Index To Exhibits is found on page 26.

                           ASCEND COMMUNICATIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
PART I:  FINANCIAL INFORMATION                                          Page No.
                                                                        -------

         Item 1:  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998 and December 31, 1997                       3

                  Condensed Consolidated Statements of Operations for the
                  Quarters Ended March 31, 1998 and 1997                     4

                  Condensed Consolidated Statements of Cash Flows for
                  the Quarters Ended March 31, 1998 and 1997                 5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

PART II: OTHER INFORMATION

         Item 6: Exhibits and Reports on Form 8-K                           22

                  A:  Exhibits                                              22

                  B:  Reports on Form 8-K                                   24

         Signatures                                                         25

         Index to Exhibits                                                  26

PART I:           FINANCIAL INFORMATION

ITEM I:           FINANCIAL STATEMENTS

                           ASCEND COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                 (In Thousands)


                                                                MARCH 31,               DEC. 31,
                                                                  1998                    1997
                                                               ------------            ------------
ASSETS:
Current assets:
  Cash and cash equivalents................................    $   341,022             $   240,817
  Short-term investments...................................        264,095                 234,610
  Accounts receivable, net.................................        243,002                 234,183
  Inventories..............................................        102,936                  99,637
  Deferred income taxes....................................        105,057                  85,057
  Other current assets.....................................         18,562                  20,283
                                                               ------------            ------------
    Total current assets...................................      1,074,674                 914,587

Investments................................................         86,328                 101,212
Furniture, fixtures and equipment, net.....................        126,700                 114,351
Other assets...............................................         18,810                   7,744
                                                               ------------            ------------
    Total assets...........................................    $ 1,306,512             $ 1,137,894
                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................    $    72,258              $   54,414
  Accrued compensation and related liabilities.............         16,771                  25,315
  Accrued liabilities......................................        162,640                  88,909
                                                               ------------            ------------
    Total current liabilities..............................        251,669                 168,638

Commitments and contingencies

Stockholders' equity:
  Common Stock.............................................            193                     191
  Additional paid-in capital...............................        911,668                 878,455
  Retained earnings........................................        142,982                  90,610
                                                               ------------            ------------
    Total stockholders' equity.............................      1,054,843                 969,256
                                                               ------------            ------------
    Total liabilities and stockholders' equity.............    $ 1,306,512             $ 1,137,894
                                                               ============            ============

                         ASCEND COMMUNICATIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED

                    (In Thousands, Except Per Share Data)


                                                                     QUARTER ENDED MARCH 31,
                                                                   --------------------------
                                                                      1998             1997
                                                                   ----------      ----------
Net sales.................................................         $ 305,114       $  292,740
Cost of sales.............................................           109,810          102,387
                                                                   ----------      ----------
  Gross profit............................................           195,304          190,353

Operating expenses:
  Research and development................................            40,988           34,668
  Sales and marketing.....................................            67,339           53,241
  General and administrative..............................            10,044            9,089
  Purchased research and development......................                 -          231,100
                                                                   ----------      ----------
   Total operating expenses...............................           118,371          328,098
                                                                   ----------      ----------
Operating income (loss)...................................            76,933         (137,745)
Interest income, net......................................             4,964            5,276
                                                                   ----------      ----------
Income (loss) before income taxes.........................            81,897         (132,469)
Provision for income taxes................................            29,525           30,772
                                                                   ----------      ----------
Net income (loss).........................................         $  52,372       $ (163,241)
                                                                   =========       ==========
Net income (loss) per share - Basic.......................         $    0.27       $    (0.88)
                                                                   =========       ==========
Net income (loss) per share - Diluted.....................         $    0.26       $    (0.88)
                                                                   =========       ==========
Number of shares used in per share calculation - Basic....           192,849          185,812
                                                                   =========       ==========
Number of shares used in per share calculation - Diluted..           203,245          185,812
                                                                   =========       ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                (In Thousands)

                                                                                        QUARTERS ENDED MARCH 31,
                                                                                        ------------------------
                                                                                          1998            1997
                                                                                        --------        --------
Operating activities:

Net income (loss).................................................................    $  52,372        $(163,241)

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization.................................................       13,725            8,868
    Purchased research and development.............................................          --          231,000
    Deferred income taxes.........................................................      (20,000)          (6,404)

    Changes in operating assets and liabilities:
      Accounts receivable.........................................................       (8,819)          (8,690)
      Inventories.................................................................       (3,299)          (5,823)
      Other current assets........................................................        1,721            6,473
      Other assets................................................................      (11,066)          (4,880)
      Accounts payable............................................................       17,844            6,950
      Accrued liabilities and accrued compensation and related liabilities........       65,187           (9,294)
                                                                                        --------        --------
        Net cash provided by operating activities.................................      107,665           55,059
                                                                                        --------        --------

Investing activities:
    Purchases of investments......................................................     (103,274)         (69,029)
    Maturities and sales of investments...........................................       88,673           45,659
    Purchases of furniture, fixtures and equipment................................      (26,074)         (27,239)
    Effects of business combinations..............................................           --           (9,300)
                                                                                        --------        --------
      Net cash used in investing activities.......................................      (40,675)         (59,909)
                                                                                        --------        --------

Financing activities:
    Proceeds from issuance of common stock, net...................................       24,259           25,027
    Tax benefit related to exercise of stock options..............................        8,956           26,200
                                                                                        --------        --------
      Net cash provided by financing activities...................................       33,215           51,227
                                                                                        --------        --------

Net increase in cash and cash equivalents.........................................      100,205           46,377
Cash and cash equivalents, beginning of period....................................      240,817          312,369
                                                                                        --------        --------
Cash and cash equivalents, end of period..........................................     $341,022        $ 358,746
                                                                                        ========        ========

Supplemental non-cash investing and financing activities:
  Liabilities assumed in business combination.....................................     $     --        $   9,600
                                                                                        ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes......................................................     $    967        $     290
                                                                                        ========        ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

GENERAL

Ascend Communications, Inc. (the "Company" or "Ascend") develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide that enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet service providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches; (iii) extensions and enhancements to corporate backbone networks that facilitate access to these networks by remote offices, telecommuters and mobile computer users; and (iv) videoconferencing and multimedia access facilities. The Company's products support existing digital and analog networks.

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

On January 28, 1997, Cascade completed its acquisition of Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products. The acquisition was accounted for as a purchase. The operations of Sahara have been included for periods subsequent to the acquisition.

The interim condensed consolidated financial statements of Ascend have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

GENERAL (continued)

The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any future periods.

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

INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):

                                                MARCH 31,      DEC. 31,
                                                  1998           1997
                                               ----------     ----------
Finished goods...........................      $  29,751      $  18,053
Products in process......................         41,929         15,579
Raw materials and supplies...............         31,256         66,005
                                               ----------     ----------

                                               $ 102,936      $  99,637
                                               ==========     ==========

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

COMMITMENTS

In March 1996, the Company entered into an agreement to lease 13 acres of land and fund the construction of buildings, being used for the Company's headquarters, located in Alameda, California. In March 1998, the Company renegotiated the lease agreement to increase the lease commitment from approximately $24.9 million to approximately $46.0 million to fund the purchase of additional land and the construction of additional buildings on the land. The lease term is five years, as of the date of the re-negotiation, with an option to renew for two years, subject to the lessor's consent. The rent obligation commenced in December 1996 and has been adjusted as of April 1998. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease, the Company has guaranteed a residual value of approximately $41.0 million.

NET INCOME (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For the quarter ended March 31, 1998, the effect of options and warrants has been excluded from the diluted earnings per share calculation as it would be anti-dilutive. The Company has restated all prior period per share information as required by FAS 128.

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

 The computations of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
Common stock.........................................   192,849        185,812
Common stock equivalents.............................    10,396         14,206
                                                       --------       --------
Total................................................   203,245        200,018
                                                       ========       ========

Net income (loss)....................................  $ 52,372      $(163,241)
                                                       ========       ========
Shares used in computing net income (loss)
per share - Basic....................................   192,849        185,812
                                                       ========       ========

Shares used in computing net income (loss)
per share - Diluted..................................   203,245        185,812
                                                       ========       ========

Net income (loss) per share - Basic..................  $   0.27      $   (0.88)
                                                       ========       ========

Net income (loss) per share - Diluted................  $   0.26      $   (0.88)
                                                       ========       ========


BUSINESS COMBINATION

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

BUSINESS COMBINATIONS (continued)

The following table shows the historical results of Ascend and Cascade for the periods prior to the consummation of the merger of the two entities:

                                              QUARTER
                                               ENDED
                                              MARCH 31,    YEAR ENDED DEC. 31,
                                              ---------    -------------------
                                                1997         1996       1997
                                              ---------    --------   --------
Net Sales:
Ascend....................................... $ 202,412    $549,297   $152,604
Cascade......................................    90,328     340,976    134,834
                                              ---------    --------   --------
  Total...................................... $ 292,740    $890,273   $287,438
                                              =========    ========   ========
--------------------------------------------------------------------------------
Net Income:
Ascend....................................... $  35,093    $113,111   $ 27,535
Cascade......................................  (198,334)     70,779     25,410
                                              ---------    --------   --------
  Total......................................  (163,241)    183,890     52,945
                                              =========    ========   ========

In February 1997, the Company acquired all of the outstanding stock of InterCon. The purchase price consisted of a cash payment of $12.0 million, the assumption of approximately $9.0 million of liabilities and transaction costs of approximately $600,000. The acquisition was accounted for as a purchase. Accordingly, the total purchase price of $21.6 million was allocated to the net assets acquired based upon their estimated fair values. The estimated fair value of tangible net assets acquired was $600,000. In addition, $18.0 million of the purchase price was allocated to purchased research and development that had not reached technological feasibility and that had no alternative future use, and $3.0 million was allocated to purchased software.

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

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

BUSINESS COMBINATIONS (continued)

On January 28, 1997, Cascade completed its acquisition of Sahara. Cascade issued approximately 3.4 million shares of Cascade common stock (or 2.4 million equivalent shares of the Company's common stock) in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $219.0 million was allocated to the net assets acquired based upon their estimated fair market value. The estimated fair value of the tangible net assets acquired was approximately $6.0 million. In addition, approximately $213.0 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and that had no alternative future use.

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

                           ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

LITIGATION (continued)

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

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the quarters ended March 31, 1998 and 1997, respectively:

                                             QUARTER ENDED MARCH 31, 1997
                                             ----------------------------
                                              1998                  1997
                                             ------                ------
Net sales..................................    100%                  100%
Cost of sales..............................     36                    35
                                             ------                ------
  Gross margin.............................     64                    65

Operating expenses:
  Research and development.................     14                    12
  Sales and marketing......................     22                    18
  General and administrative...............      3                     3
  Purchased research and development.......      -                    79
                                             ------                ------
    Total operating expenses...............     39                   112
                                             ------                ------
Operating income (loss)....................     25                   (47)
Interest income, net.......................      2                     2
                                             ------                ------
Income (loss) before income taxes..........     27                   (45)
Provision for income taxes.................     10                    11
                                             ------                ------
Net income (loss)..........................     17%                  (56)%
                                             =======               ======


                           ASCEND COMMUNICATIONS, INC.

NET SALES

Net sales for the quarter ended March 31, 1998 were $305.1 million, an increase of 4% over net sales of $292.7 million for the first quarter of 1997. UUNet, an Internet Service Provider, accounted for approximately 20% and 18% of net sales for the quarters ended March 31, 1998 and 1997, respectively. International sales accounted for approximately 26% of net sales for the quarter ended March 31, 1998 compared to 30% of net sales for the same period in 1997. This decreases was principally due to decreased sales of the Company's products in Europe.

The following table provides a breakdown of net sales by business unit as a percentage of total net sales:

                                             QUARTER ENDED MARCH 31,
                                             -----------------------
           BUSINESS UNIT                       1998           1997
----------------------------------------     --------       --------
Access Switching.........................       44%             59%
Core Systems.............................       41              30
Enterprise Access........................       10               8
Other....................................        5               3
                                             --------       --------
  Total Company..........................      100%            100%
                                             ========       ========

ACCESS SWITCHING - The Access Switching business unit offers the MAX family of products. Access Switching products accounted for 44% and 59% of total Company net sales for the quarters ended March 31, 1998 and 1997, respectively. The decrease in net sales of Access Switching products was primarily attributable to large shipments of TNT product to customers in North America in the first quarter of 1997. The TNT was first made available for commercial shipments in the first quarter of 1997 and demand for the product had accumulated in anticipation of its general release.

CORE SYSTEMS - The Core Systems business unit offers the B-STDX family of Frame Relay switches, CBX500 and GX550 families of core ATM switches, the SA family of broadband ATM switches and the GRF family of IP switches. Core Systems products accounted for 41% and 30% of total Company net sales for the quarters ended March 31, 1998 and 1997, respectively. The increase in net sales of Core Systems products was primarily attributable to continuing market acceptance of the CBX500 ATM switches.

ENTERPRISE ACCESS - The Enterprise Access business unit offers the Pipeline family of remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment. Enterprise Access products accounted for 10% and 8% of total Company net sales for the quarters ended March 31, 1998 and 1997, respectively. The increase in net sales of Enterprise Access products was primarily attributable to strength in demand for Pipelines from the Company's indirect distribution channels.

                           ASCEND COMMUNICATIONS, INC.

GROSS MARGIN

Gross margin was 64% and 65% for the quarters ended March 31, 1998 and 1997, respectively. The decrease in gross margin for the quarter ended March 31, 1998 was primarily due to increased manufacturing period costs. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 18% to $41.0 million in the first quarter of 1998 from $34.7 million in the first quarter of 1997. Research and development expenses as a percent of net sales increased to 14% for the first quarter of 1998 compared to 12% for the same quarter of 1997. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America, addition of research and development laboratory equipment, and material costs associated with new product prototypes. In addition, research and development expenses increased in part through the addition of engineering personnel and facilities as a result of the Company's merger and acquisition activities.

SALES AND MARKETING

Sales and marketing expenses increased 27% to $67.3 million for the first quarter of 1998 from $53.2 million for the first quarter of 1997. Sales and marketing expenses as a percent of net sales increased to 22% for the first quarter of 1998 as compared to 18% for the same quarter of 1997. These increases were primarily due to the addition of sales, marketing and technical support personnel, increased commissions, spending for marketing materials and trade shows, advertising and promotions, expenditures for demonstration and loaner equipment used by customers, and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 11% to $10.0 million for the first quarter of 1998 from $9.1 million for the first quarter of 1997. This increase was primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses, increased facilities costs and the cost of investor relations activities. General and administrative expenses as a percent of net sales were 3% for the quarters ended March 31, 1998 and 1997.

                           ASCEND COMMUNICATIONS, INC.

PURCHASED RESEARCH AND DEVELOPMENT

Purchased research and development costs were $231.1 million for the quarter ended March 31, 1997. These costs were for the purchase of technology and related assets associated with the acquisitions of InterCon Systems Corporation and Sahara Networks, Inc. during the first quarter of 1997. These acquisitions provided technology and expertise that the Company used to enhance and expand the breadth of its offerings to end-user markets.

INTEREST INCOME, NET

Interest income (net) decreased by approximately $312,000 to $5.0 million (2% of net sales) for the first quarter of 1998 compared to $5.3 million for the same quarter of 1997. This decrease in interest income (net) is due primarily to shifting investments from taxable securities to non-taxable securities.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the quarters ended March 31, 1998 and 1997 was 36.0% and 38.2%, respectively, exclusive of the effect of one-time non-deductible in-process research and development expenses. The lower effective tax rate for 1998 is primarily attributable to reduction in the overall state effective tax rate and utilization of various tax credits. The Company anticipates its 1998 effective tax rate to be approximately 36.0%, however, the rate could change upon a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's principal sources of liquidity included $691.4 million of cash and cash equivalents, short-term investments and investments, and an unsecured $25.0 million revolving line of credit which expires in June 1999. There were no borrowings or amounts outstanding under the line of credit as of March 31, 1998. The increase in cash and cash equivalents of $100.2 million for the period was principally due to $107.7 million of funds provided by operating activities and $33.2 million of funds provided by financing activities, partially offset by $40.7 million of funds used in investing activities. The net cash provided by operating activities for the three months ended March 31, 1998 was primarily due to increases in accrued liabilities, accrued compensation and accounts payable and increased net income, partially offset by increases in other assets, accounts receivable and inventories.

Net cash used in investing activities of $40.7 million for the three months ended March 31, 1998 related primarily to net purchases, maturities and sales of investments and expenditures for furniture, fixtures, and equipment. Financing activities provided $33.2 million for the three months ended March 31, 1998, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

                           ASCEND COMMUNICATIONS, INC.

At March 31, 1998, the Company had $823.0 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's 1997 Annual Report on Form 10-K. This Report on Form 10-Q should be read in conjunction with Form 10-K, particularly the section entitled "Factors That May Affect Future Results." These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's ability to attract and retain key employees, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

In particular, a substantial portion of the Company's sales of MAX and Pipeline products is related to the Internet industry. In North America, the Company sells a substantial percentage of its products, particularly its MAX products, to ISPs. Additionally, a substantial portion of the Company's sales of core systems products is related to the telecommunications carrier industry. In North America, the Company sells a substantial percentage of the core systems products to public carriers. There can be no assurance that these industries and their infrastructure will continue to develop or that acceptance of the Company's products by these industries will be sustained. The Company believes competition in the Internet and public carrier industry will increase significantly in the future and could adversely affect the Company's business, results of operations and financial condition.

The Company expects that its gross margins could be adversely affected in future periods by price changes as a result of increased competition. In addition, increased sales of Pipeline products as a percentage of net sales may adversely affect the Company's gross margins in future periods as these products have lower gross margins than the Company's other products. Further, the Company's use of third parties to distribute its products to other value-added resellers may adversely affect the Company's gross margins.

                           ASCEND COMMUNICATIONS, INC.

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

                           ASCEND COMMUNICATIONS, INC.

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

Many computer systems were not designed to handle any dates beyond the Year 1999, and therefore computer hardware and software will need to be modified prior to the Year 2000 in order to remian functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming Year 2000 problem. This may result in spending being diverted from networking solutions over the next three years. Additionally, the Company will have to devote resources to providing the Year 2000 solution for its own products. The Year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These factors could have a material adverse impact on the Company's financial results.

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

Item 6:  Exhibits and Reports on Form 8-K:

                A:       Exhibits


    No.                                 Description
-----------     --------------------------------------------------------------
(6)     3.1     Certificate of Incorporation.

(1)     3.2     By-Laws.

(1)    10.1     First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)    10.2     Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)    10.3     Ascend Communications, Inc. 1994 Outside Directors Stock
                Option Plan.

(1)    10.4     Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

(1)    10.5     Lease dated August 8, 1991, by and between the Registrant and
                Harbor Bay Isle Associates, the First Addendum thereto, dated
                August 8, 1991, and the Second Addendum thereto, dated
                February 25,1994.

(1)    10.8     Form of Indemnity Agreement for directors and officers.

(2)    10.9     Loan Agreement and related agreements, date July 29, 1994, by and between the Registrant and First Interstate Bank of California.

(3)   10.10     Lease Agreement, Lease Rider and Second Lease Rider, dated May
                17, 1995 by and between the Registrant and Resurgence
                Properties, Inc.

(4)   10.11     Loan Agreement and related agreements, dated November 30,
                1995, by and between the Registrant and Wells Fargo Bank of California.

(5)   10.12     Lease agreement dated March 27, 1996, by and between the
                Registrant and Sumitomo Bank Leasing and Financing, Inc.

(7)   10.13     Ascend Communications, Inc. 1996 Restricted Stock Plan.

(8)   10.14     Cascade Communications Corp. Amended and Restated 1991 Stock
                Plan.

(9)   10.15     Cascade Communications Corp. 1994 Employee Stock Purchase
                Plan.

        No.                                   Description
------------------      ------------------------------------------------------
        (9)  10.16      Cascade Communications Corp. 1994 Non-Employee Director
                        Stock Plan.

        (9)  10.17      Letter of Employment dated March 12, 1992 between the
                        Registrant and Daniel E. Smith.

(9)(10)(11)  10.18      Lease dated July 27, 1993 between Glenborough
                        Corporation and the Registrant; as amended by the first amendment thereto dated February 24, 1994; as amended by the second amendment thereto dated July 24, 1994; as amended by the third amendment thereto dated November
                        10, 1994; as amended by the fourth amendment thereto dated December 1, 1995.

       (12)  10.19      Lease dated November 14, 1996 between the Registrant and
                        Nashoba View Associated, LLC.

       (13)  10.20      Loan Agreement and related agreements, dated November
                        30, 1995, by and between the Registrant and Wells Fargo
                        Bank of California, as amended by the first amendment thereto, dated October 15, 1997.

             10.21 Lease agreement dated March 20, 1998, by and between the Registrant and Sumitomo Bank Leasing and Financing, Inc.

             10.22 Form of Change in Control Agreement for CEO and Executive Vice Presidents.

             10.23      Form of Change in Control Agreement for Vice
                        Presidents.

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

(8) Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-8 (File No. 33-93152) filed with the Securities Commission and Exchange Commission (the "Commission") on June 6, 1995.

(9) Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

(10) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

(11) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1995 on March 1, 1996.

(12) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1996 on March 14, 1997.

(13) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.


B: Reports on Form 8K:

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                           ASCEND COMMUNICATIONS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ASCEND COMMUNICATIONS, INC.

DATE     May 15, 1998          by   /S/ Michael F.G.Ashby
         ------------              -------------------------------------------
                                   Michael F.G. Ashby, Executive Vice President
                                   and Chief Financial Officer
                                  (Principal Financial Officer)

DATE     May 15, 1998          by  /S/ Bernard V. Schneider
         ------------              -------------------------------------------
                                   Bernard V. Schneider, Vice President
                                   and Treasurer

                         ASCEND COMMUNICATIONS, INC.

                              INDEX TO EXHIBITS

    No.                                 Description
-----------     --------------------------------------------------------------
(6)     3.1     Certificate of Incorporation.

(1)     3.2     By-Laws.

(1)    10.1     First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

(1)    10.2     Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

(1)    10.3     Ascend Communications, Inc. 1994 Outside Directors Stock
                Option Plan.

(1)    10.4     Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

(1)    10.5     Lease dated August 8, 1991, by and between the Registrant and
                Harbor Bay Isle Associates, the First Addendum thereto, dated
                August 8, 1991, and the Second Addendum thereto, dated
                February 25,1994.

(1)    10.8     Form of Indemnity Agreement for directors and officers.

(2)    10.9     Loan Agreement and related agreements, date July 29, 1994, by and between the Registrant and First Interstate Bank of California.

(3)   10.10     Lease Agreement, Lease Rider and Second Lease Rider, dated May
                17, 1995 by and between the Registrant and Resurgence
                Properties, Inc.

(4)   10.11     Loan Agreement and related agreements, dated November 30,
                1995, by and between the Registrant and Wells Fargo Bank of California.

(5)   10.12     Lease agreement dated March 27, 1996, by and between the
                Registrant and Sumitomo Bank Leasing and Financing, Inc.

(7)   10.13     Ascend Communications, Inc. 1996 Restricted Stock Plan.

(8)   10.14     Cascade Communications Corp. Amended and Restated 1991 Stock
                Plan.

(9)   10.15     Cascade Communications Corp. 1994 Employee Stock Purchase
                Plan.

        No.                                   Description
------------------      ------------------------------------------------------
        (9)  10.16      Cascade Communications Corp. 1994 Non-Employee Director
                        Stock Plan.

        (9)  10.17      Letter of Employment dated March 12, 1992 between the
                        Registrant and Daniel E. Smith.

(9)(10)(11)  10.18      Lease dated July 27, 1993 between Glenborough
                        Corporation and the Registrant; as amended by the first amendment thereto dated February 24, 1994; as amended by the second amendment thereto dated July 24, 1994; as amended by the third amendment thereto dated November
                        10, 1994; as amended by the fourth amendment thereto dated December 1, 1995.

       (12)  10.19      Lease dated November 14, 1996 between the Registrant and
                        Nashoba View Associated, LLC.

       (13)  10.20      Loan Agreement and related agreements, dated November
                        30, 1995, by and between the Registrant and Wells Fargo
                        Bank of California, as amended by the first amendment thereto, dated October 15, 1997.

             10.21 Lease agreement dated March 20, 1998, by and between the Registrant and Sumitomo Bank Leasing and Financing, Inc.

             10.22 Form of Change in Control Agreement for CEO and Executive Vice Presidents.

             10.23      Form of Change in Control Agreement for Vice Presidents.

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

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1994.

(6) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

(8) Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-8 (File No. 33-93152) filed with the Securities Commission and Exchange Commission (the "Commission") on June 6, 1995.

(9) Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

(10) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

(11) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1995 on March 1, 1996.

(12) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1996 on March 14, 1997.

(13) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.