Form 10-K/A
period 1997-12-31
ASCEND COMMUNICATIONS INC
filed 1998-05-29
CIK 921146

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

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

                                    PART IV

     The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto.

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

Schedule                                                                                       Page
--------                                                                                       ----
II Valuation and Qualifying Accounts                                                           S-1

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

                                                               ERNST & YOUNG LLP


Walnut Creek, California
January 22, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cascade Communications Corp.:


We have audited the accompanying consolidated balance sheet of Cascade Communications Corp. as of December 31, 1996 and the related consolidated statements of income, cash flows and stockholders' equity (deficit) (none of which are presented herein) for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cascade Communications Corp. as of December 31, 1996 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                          COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
January 22, 1997,
except for Note M as to which
the date is March 30, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cascade Communications Corp.:


Our report on the consolidated financial statements of Cascade Communications Corp. (none of which are presented herein) is included in this Annual Report on Form 10-K/A of Ascend Communications, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included in the 1996 Annual Report on Form 10-K of Cascade Communications Corp. (not separately presented herein).

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

4.   Income Taxes (continued)

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

        /(12)/ 10.19       Lease dated November 14, 1996 between the Registrant
                           and Nashoba View Associated, LLC.

              *10.20 Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California, as ammended by the first ammendment thereto, date October 15, 1997.


              *11.1 Statement regarding computation of earnings (loss) per share

              *21.1        List of Subsidiaries of Ascend Communication

              *23.1        Consent of Independent Auditors

               23.2        Consent of Independent Accountants

              *27.0        Financial Data Schedule.


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


        *      Previously Filed.


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

DATE  May 29, 1998          by  /s/ Mory Ejabat
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
                        Nashoba View Associated, LLC.

             *10.20 Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California, as ammended by the first ammendment thereto, dated October 15, 1997.

             *11.1 Statement regarding computation of earnings (loss) per share.

             *21.1      List of Subsidiaries of Ascend Communication

             *23.1      Consent of Independent Auditors

              23.2      Consent of Independent Accountants

             *27.0      Financial Data Schedule.

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


     *    Previously Filed.