Form 10-Q
period 1998-06-30
ASCEND COMMUNICATIONS INC
filed 1998-08-11
CIK 921146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 197,823,660 as of July 31, 1998.

This report, including exhibits, consists of 31 pages. The Index To Exhibits is found on page 29.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                              Page No.
                                                                            --------
        Item 1:  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of
                 June 30, 1998 and December 31, 1997                               3

                 Condensed Consolidated Statements of Operations for
                 the Quarter and Six Months Ended June 30, 1998 and 1997           4

                 Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1998 and 1997                       5

                 Notes to Condensed Consolidated Financial Statements              6

        Item 2:  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               13


PART II:  OTHER INFORMATION

        Item 4:  Submissions of Matters to a Vote of Security Holders              23

        Item 6:  Exhibits and Reports on Form 8-K                                  24

                 A:  Exhibits                                                      24

                 B:  Reports on Form 8-K                                           27

        Signatures                                                                 28

        Index to Exhibits                                                          29

PART I:    FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS


                          ASCEND COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                                (In Thousands)



                                                                     June 30,           Dec. 31,
                                                                       1998               1997
                                                                    ----------         ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................      $   164,772        $   240,817
  Short-term investments..................................          198,357            234,610
  Accounts receivable, net................................          268,954            234,183
  Inventories.............................................          131,902             99,637
  Deferred income taxes...................................          107,229             85,057
  Other current assets....................................           18,352             20,283
                                                                -----------        -----------
      Total current assets................................          889,566            914,587

Investments...............................................          340,701            101,212
Furniture, fixtures and equipment, net....................          139,759            114,351
Other assets..............................................           20,203              7,744
                                                                -----------        -----------
      Total assets........................................      $ 1,390,229        $ 1,137,894
                                                                ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................      $    68,788        $    54,414
  Accrued compensation and related liabilities............           21,596             25,315
  Accrued liabilities.....................................          112,254             88,909
                                                                -----------        -----------
      Total current liabilities...........................          202,638            168,638

Commitments

Stockholders' equity:
  Common stock............................................              196                191
  Additional paid-in capital..............................          985,328            878,455
  Retained earnings ......................................          202,067             90,610
                                                                -----------        -----------
      Total stockholders' equity..........................        1,187,591            969,256
                                                                -----------        -----------
      Total liabilities and stockholders' equity..........      $ 1,390,229        $ 1,137,894
                                                                ===========        ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (In Thousands, Except Per Share Data)



                                                                Quarter Ended June 30,              Six Months Ended June 30,
                                                            ----------------------------          ----------------------------
                                                               1998               1997              1998                1997
                                                            ---------          ---------          ---------         ----------
Net sales...........................................        $ 327,355          $ 311,693          $ 632,469         $  604,433
Cost of sales.......................................          117,119            108,677            226,929            211,064
                                                            ---------          ---------          ---------         ----------
  Gross profit......................................          210,236            203,016            405,540            393,369
Operating expenses:
  Research and development..........................           46,443             40,221             87,431             74,889
  Sales and marketing...............................           67,724             59,876            135,063            113,117
  General and administrative........................            9,717              9,455             19,761             18,544
  Purchased research and development................                -                  -                  -            231,100
  Cost of mergers...................................                -            150,271                  -            150,271
                                                            ---------          ---------          ---------         ----------
    Total operating expenses........................          123,884            259,823            242,255            587,921
                                                            ---------          ---------          ---------         ----------

Operating income (loss) ............................           86,352            (56,807)           163,285           (194,552)
Interest income, net................................            5,923              6,302             10,887             11,578
                                                            ---------          ---------          ---------         ----------

Income (loss) before income taxes...................           92,275            (50,505)           174,172           (182,974)
Provision for ( benefit from) income taxes..........           33,190             (1,668)            62,715             29,104
                                                            ---------          ---------          ---------         ----------

Net income (loss)...................................        $  59,085          $ (48,837)         $ 111,457         $ (212,078)
                                                            =========          =========          =========         ==========

Net income (loss) per share - Basic.................        $    0.30          $   (0.26)         $    0.58         $    (1.13)
                                                            =========          =========          =========         ==========

Net income (loss) per share - Diluted...............        $    0.29          $   (0.26)          $   0.55         $    (1.13)
                                                            =========          =========          =========         ==========
Number of shares used in per share
  calculation - Basic...............................         194,755             188,386            193,802            187,099
                                                            =========          =========          =========         ==========
Number of shares used in per share
  calculation - Diluted.............................         206,625             188,386            203,886            187,099
                                                            =========          =========          =========         ==========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (In Thousands)

                                                                       Six Months Ended June 30,
                                                                   --------------------------------
                                                                      1998                 1997
                                                                   -----------          -----------
Operating activities:

Net income (loss)..........................................       $ 111,457             $  (212,078)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation and amortization...........................          30,458                  22,304
   Purchased research and development......................              -                  231,100
   Deferred income taxes...................................         (22,172)                 (7,990)

   Changes in operating assets and liabilities:
     Accounts receivable...................................         (34,771)                (53,420)
     Inventories...........................................         (34,152)                (25,636)
     Other current assets..................................           1,931                  10,181
     Other assets..........................................         (13,815)                 (9,116)
     Accounts payable......................................          14,374                  46,646
     Accrued liabilities and accrued compensation..........          19,626                  77,309
                                                                  ---------             -----------
       Net cash provided by operating activities...........          72,936                  79,300
                                                                  ---------             -----------

Investing activities:
   Purchases of investments................................        (484,034)               (174,024)
   Maturities and sales of investments.....................         280,798                 106,171
   Purchases of furniture, fixtures and equipment..........         (52,623)                (35,681)
   Effect of business combinations.........................               -                  (9,361)
                                                                  ---------             -----------
     Net cash used in investing activities.................        (255,859)               (112,895)
                                                                  ---------             -----------

Financing activities:
   Proceeds from issuance of common stock, net.............          75,233                  32,609
   Tax benefit related to exercise of stock options........          31,645                  28,262
                                                                  ---------             -----------
     Net cash provided by financing activities.............         106,878                  60,871
                                                                  ---------             -----------

Net (decrease) increase in cash and cash equivalents.......         (76,045)                 27,276
Cash and cash equivalents, beginning of period.............         240,817                 312,369
                                                                  ---------             -----------

Cash and cash equivalents, end of period...................       $ 164,772             $   339,645
                                                                  =========             ===========

Supplemental non-cash investing and financing activities:
 Liabilities assumed in business combination...............       $       -             $     9,600
                                                                  =========             ===========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                                       $  58,196             $     9,000
                                                                  =========             ===========

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any future periods.

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


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

INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):

                                                      JUNE 30,      DEC. 31,
                                                       1998           1997
                                                     ----------    ----------
Finished goods....................................    $  48,419      $ 18,053
Products in process...............................       42,576        15,579
Raw materials and supplies........................       40,907        66,005
                                                      ----------     --------

                                                      $ 131,902      $ 99,637
                                                      ==========     ========

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

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

NET INCOME (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No.
128. This Statement requires the presentation of basic and diluted net income
(loss) per share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants. The Company has restated all prior period per share data presented as required by SFAS No. 128.

The following table presents the calculation of basic and diluted earnings per share for the quarters and six months ended June 30, 1998 and 1997 (in thousands, except per share data):

                                                          Quarter Ended June 30,           Six Months Ended June 30,
                                                        ----------------------------     -----------------------------
                                                           1998              1997            1998              1997
                                                        -----------       ---------      ----------         ----------
 Common Stock.........................................      194,755          188,386        192,987            187,099
 Common Stock Equivalents.............................       11,870                -         10,899                  -
                                                         ----------       ----------      ---------          ---------

 Total................................................      206,625          188,386        203,886            187,099
                                                         ==========       ==========     ==========         ==========

 Net Income (Loss)....................................   $   59,085       $  (48,837)    $  111,457         $ (212,078)
                                                         ==========       ==========     ==========         ==========

 Shares used in computing net income (loss)
 per share calculation - Basic........................      194,755          188,386        193,802            187,099
                                                         ==========       ==========     ==========         ==========

 Shares used in computing net income (loss)
 per share calculation - Diluted......................      206,625          188,386        203,886            187,099
                                                         ==========       ==========     ==========         ==========

 Net income (loss) per share - Basic..................        $0.30       $    (0.26)    $     0.58         $    (1.13)
                                                         ==========       ==========     ==========         ==========

 Net income (loss) per share - Diluted................  $      0.29       $    (0.26)    $     0.55         $    (1.13)
                                                        ===========       ==========     ==========         ==========

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

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

BUSINESS COMBINATIONS (continued)


                                                                Three Months
                                                                   Ended
                                                               March 31, 1997
                                                               --------------
REVENUE:             Ascend...................................  $      202,412
                     Cascade..................................          90,328
                                                                --------------
                       Total..................................  $      292,740
                                                                ==============

------------------------------------------------------------------------------

NET INCOME (loss):   Ascend...................................  $       35,093
                     Cascade..................................        (198,334)
                                                                --------------
                       Total..................................  $     (163,241)
                                                                ==============

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

LITIGATION

The Company and various of its current and former officers and directors are parties to a number of consolidated lawsuits pending in the United Stated District Courts for the Central District of California, which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997. In addition, the Company and one if its officers were recently named as defendants in a securities action filed in the Superior Court of Alameda County, California. The Alameda County Action purports to be brought in behalf of all purchasers of the Company's stock between July 15, 1997 and September 29, 1997 (excluding the defendants). The lawsuits allege that the defendants violated the federal or state securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

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

On April 18, 1997, the Company received a claim and request for royalties alleging patent infringement on four separate patents. Subsequently, the claim and request for royalties was amended to include additional patents. The Company is currently investigating the claims of such infringement and thus the ultimate outcome of this claim cannot yet be determined. No provision for any liability that may result from the claim has been recognized in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

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

PURCHASE COMBINATION ANNOUNCED SUBSEQUENT TO QUARTER-END

On August 3, 1998, the Company announced that it had entered into a definitive merger agreement to acquire Stratus Computer, Inc. ("Stratus"), subject to customary closing conditions. Under the terms of the agreement, the Company will acquire all of the outstanding shares of Stratus based upon an exchange ratio of
0.75 shares of Ascend for each share of Stratus. The combination will be accounted for as a purchase and is expected to be completed in the fourth quarter of 1998.

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

PURCHASE COMBINATION (continued)

Stratus is divided into four business units: a Telecom Carrier business unit which includes SS7 switching technology (the intelligent management of a telephone network), OSS software (Operations Systems Software) and fault-tolerant platform; an Enterprise Computer business unit; and two business units comprised of Financial and Enterprise Software (TCAM and S2). The Company plans to divest of the non-telecom businesses.

                          ASCEND COMMUNICATIONS, INC.

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

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the quarters and six month periods ended June 30, 1998 and 1997, respectively:

                                                             Quarter Ended June 30,             Six Months Ended June 30,
                                                           ---------------------------         ---------------------------
                                                             1998               1997             1998               1997
                                                           --------           --------         --------           --------
Net sales......................................              100  %             100  %           100  %             100  %
Cost of sales..................................               36                 35               36                 35
                                                           --------           --------         --------           --------
  Gross profit.................................               64                 65               64                 65
Operating expenses:
  Research and development.....................               14                 13               14                 12
  Sales and marketing..........................               21                 19               21                 19
  General and administrative...................                3                  3                3                  3
  Purchased research and development...........                -                  -                -                 38
  Cost of mergers..............................                -                 48                -                 25
                                                           --------           --------         --------           --------
    Total operating expenses...................               38                 83               38                 97
                                                           --------           --------         --------           --------
Operating income (loss)........................               26                (18)              26                (32)
Interest income, net...........................                2                  2                2                  2
                                                           --------           --------         --------           --------
Income (loss) before income taxes..............               28                (16)              28                (30)
Provision for income taxes.....................               10                  -               10                  5
                                                           --------           --------         --------           --------

Net income (loss)..............................               18   %            (16) %            18  %             (35) %
                                                           ========           ========         ========           ========

                          ASCEND COMMUNICATIONS, INC.

NET SALES

Net sales for the quarter ended June 30, 1998 were $327.4 million, an increase of 5% over net sales of $311.7 million for the second quarter of 1997. Net sales for the six months ended June 30, 1998 were $632.5 million, an increase of 5% over net sales of $604.4 million for the six months ended June 30, 1997. For the quarter ended June 30, 1998, no individual customer accounted for more than 10% of net sales. UUNET, an Internet service provider, accounted for approximately 13% of net sales for the quarter ended June 30, 1997. UUNET also accounted for 12% and 16% of net sales for the six months ended June 30, 1998 and June 30, 1997, respectively. International sales accounted for approximately 34% of net sales for the quarter ended June 30, 1998 compared to 38% of net sales for the same period in 1997. This decrease is principally due to decreased sales of the Company's products in Asia. International sales accounted for approximately 30% of net sales for the six months ended June 30, 1998 compared to 34% of net sales for the same period in 1997. This decrease for the first half of 1998 was principally due to decreased sales of the Company's products in Europe and Asia.

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for the quarters and six month periods ended June 30, 1998 and 1997, respectively:



                                    QUARTER ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                   --------------------------       ---------------------------
       BUSINESS UNIT                 1998              1997           1998               1997
---------------------------        --------          --------       --------           --------
Access Switching............         42   %            55   %         43   %             57   %
Core Systems................         47                32             44                 31
Enterprise Access...........          6                 9              8                  8
Other.......................          5                 4              5                  4
                                   --------          --------       --------           --------
  Total Company.............        100   %           100   %        100   %            100   %
                                   ========          =========      ========           ========

ACCESS SWITCHING - The Access Switching business unit is composed of the MAX
family of products.   MAX products accounted for 42% and 55% of total Company
net sales for the quarters ended June 30, 1998 and 1997, respectively. MAX products accounted for 43% and 57% of total Company net sales for the six months ended June 30, 1998 and 1997, respectively. The decrease in net sales of MAX products was primarily attributable to large shipments of TNT product to customers in North America in the first two quarters of 1997. The TNT was first made available for commercial shipments in the first quarter of 1997 and demand for the product had accumulated in anticipation of its general release.

CORE SYSTEMS - The Core Systems business unit offers the B-STDX family of Frame Relay switches, the CBX500 and GX550 families of core ATM switches, the SA family of broadband ATM switches and the GRF family of IP switches. Core Systems products accounted for 47% and 32% of total Company net sales for the quarters ended June 30, 1998 and 1997, respectively. Core Systems products accounted for 44% and 31% of total Company net sales for the six months ended June 30, 1998 and 1997, respectively. The increase in net sales of Core Systems products is primarily due to strong demand for ATM and Frame Relay worldwide and shipments of the GX550.

ENTERPRISE ACCESS - The Enterprise Access business unit offers the Pipeline family of remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment.

                          ASCEND COMMUNICATIONS, INC.

Enterprise Access products accounted for 6% and 9% of total Company net sales for the quarters ended June 30, 1998 and 1997, respectively. Enterprise Access products accounted for 8% of total Company net sales for the six months ended June 30, 1998 and 1997.

GROSS MARGIN

Gross margin was 64% and 65% for the quarters and six months ended June 30, 1998 and 1997, respectively. The decrease in gross margin was primarily due to increased manufacturing period costs. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 15% to $46.4 million in the second quarter of 1998 from $40.2 million in the second quarter of 1997. Research and development expenses increased 17% to $87.4 million for the six months ended June 30, 1998 from $74.9 million for the six months ended June 30, 1998. Research and development expenses as a percent of net sales increased to 14% for the second quarter of 1998 compared to 13% for the same quarter of 1997. Research and development expenses as a percent of net sales increased to 14% for the first six months of 1998 compared to 12% for the same period of 1997. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America, addition of development laboratory equipment, and material costs associated with new product prototypes. In addition, research and development expenses increased, in part, through the addition of engineering personnel and facilities as a result of the Company's merger and acquisition activities.

SALES AND MARKETING

Sales and marketing expenses increased 13% to $67.7 million for the second quarter of 1998 from $59.9 million for the second quarter of 1997. Sales and marketing expenses increased 19% to $135.1 million for the first six months of 1998 from $113.1 million for the same period of 1997. Sales and marketing expenses as a percent of net sales increased to 21% for the second quarter and six months ended June 30, 1998 compared to 19% for the same periods in 1997. These increases were primarily due to the addition of sales, marketing and technical support personnel, increased commissions due to increased net sales, spending for marketing materials and trade shows, expanded advertising and promotional programs, and expenditures for demonstration and loaner equipment used by customers, and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increasing number of customers and new products.

                          ASCEND COMMUNICATIONS, INC.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 3% to $9.7 million for the second quarter of 1998 from $9.5 million for the second quarter of 1997. General and administrative expenses increased 7% to $19.8 million for the first six months of 1998 from $18.5 million for the first six months of 1997. These increases were primarily due to the addition of finance, information systems and administrative personnel, accruals for performance bonuses, increased facilities costs and the cost of investor relations activities. General and administrative expenses as a percent of net sales were 3% for the quarters and six months periods ended June 30, 1998 and 1997.

PURCHASED RESEARCH AND DEVELOPMENT

Purchased research and development costs were $231.1 million for the first six months of 1997. These costs were primarily attributable to the purchase of technology and related assets associated with the acquisition of Sahara during the first quarter of 1997. This acquisition provided technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets.

COST OF MERGERS

For the quarter ended June 30, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs resulted from the acquisitions of Cascade and Whitetree, and consist primarily of investment and professional fees and other direct costs associated with the merger. Of the $150.3 million in one-time merger costs, approximately $44.9 are not deductible for tax purposes.

INTEREST INCOME, NET

Interest income (net) decreased by approximately $.4 million to $5.9 million (2% of net sales) for the second quarter of 1998 compared to $6.3 million for the same quarter of 1997. Interest income (net) decreased by approximately $.7 million to $10.9 million (2% of net sales) for the first six months of 1998 compared to $11.6 million for same period of 1997. This decrease in interest income (net) is due to shifting investments from taxable to non-taxable securities.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the quarter ended June 30, 1998 and 1997 was 36% and 37.4%, respectively, exclusive of the effect of one-time non-deductible in-process research and development expenses and certain merger related expenses. The effective tax rate for the six months ended June 30, 1998 and 1997 was 36% and 37.8%, respectively. The lower effective tax rate for 1998 is primarily attributable to reduction in the overall state effective tax rate and utilization of various tax credits. The Company anticipates its 1998 effective tax rate to be approximately 36.0%, however, the rate could change upon a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or the effect of future acquisitions.

                          ASCEND COMMUNICATIONS, INC.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's principal sources of liquidity included $703.8 million of cash and cash equivalents, short-term investments and investments, and an unsecured $25.0 million revolving line of credit which expires in June 1999. There were no borrowings under the line of credit during the six months ended June 30, 1998. The net decrease in cash and cash equivalents of $76.0 million for the period was principally due to $255.9 million of funds used in investing activities, partially offset by $106.9 million of funds provided by financing activities and $72.9 million of funds provided by operating activities. The net cash provided by operating activities for the six months ended June 30, 1998 was primarily due to increased net income, increases in accrued liabilities and compensation, and accounts payable, partially offset by increases in accounts receivable, inventories, deferred income taxes, and other assets.

Net cash used in investing activities of $255.9 million for the six months ended June 30, 1998 related primarily to net purchases, maturities and sales of investments, and expenditures for furniture, fixtures and equipment. Financing activities provided $106.9 million for the six months ended June 30, 1998, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

At June 30, 1998, the Company had $686.9 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's 1997 Annual Report on Form 10-K. This Report on Form 10-Q should be read in conjunction with that Form 10-K, particularly the section "Factors That May Affect Future Results." These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's ability to attract and retain key employees, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

                          ASCEND COMMUNICATIONS, INC.

In particular, a substantial portion of the Company's sales of MAX and Pipeline products is related to the Internet industry. In North America, the Company sells a substantial percentage of its products, particularly its MAX products, to ISPs. Additionally, a substantial portion of the Company's sales of core systems products is related to the telecommunications carrier industry. In North America, the Company sells a substantial percentage of the core systems products to public carriers. There can be no assurance that these industries and their infrastructure will continue to develop or that acceptance of the Company's products by these industries will be sustained. The Company believes competition in the Internet and telecommunications carrier industry will increase significantly in the future and could adversely affect the Company's business, results of operations and financial condition.

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

The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business and results of operations. Although the Company's sales are denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales and profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have an adverse effect on the Company's business, results of operations and financial condition. In recent periods the Company's results of operations have been adversely affected by general economic problems in Asia. There can be no assurance these problems will not continue in future periods.

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

The Company believes the majority of its major systems are currently Year 2000 compliant, and costs to transition the Company's remaining systems to Year 2000 compliance are not

                          ASCEND COMMUNICATIONS, INC.

anticipated to be material. There can be no assurance that systems operated by third parties that interoperate with or contain the Company's products will timely achieve Year 2000 compliance.

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

                          ASCEND COMMUNICATIONS, INC.

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

Although the Company generally uses standard parts and components for its products, certain components, including certain key microprocessors and integrated circuits, are presently available only from a single source or from limited sources. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply, or a significant increase in the price of components could adversely affect the Company's results of operations and could impact customer relations.

The Company has concluded the acquisition of four companies in 1997 and five companies in 1996. On August 3, 1998, the Company announced that it had entered into a definitive merger agreement to acquire Stratus Computer, Inc, subject to customary closing conditions. Achieving the anticipated benefits of these acquisitions or any other acquisitions the Company may undertake will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, financial condition and/or results of operations.

                          ASCEND COMMUNICATIONS, INC.

The Company's common stock has experienced significant price volatility, and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or other companies in the networking industry, announcements by the Company or competitors regarding new product introductions or other developments affecting the Company and/or changes in financial estimates by public market analysts. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. Recent periods of volatility in the market price of the Company's securities resulted in securities class action litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the results of operations and financial condition of the Company.

In consideration of these factors, there can be no assurance that the Company will be able to sustain growth in revenues or profitability, particularly on a period-to-period basis.

                          ASCEND COMMUNICATIONS, INC.


PART II:  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders:

Ascend's Annual Meeting of Stockholders was held on May 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:

                                          SHARES
                            ----------------------------------
      NOMINEE                VOTING FOR             WITHHELD
--------------------        ------------          ------------
Mory Ejabat                  165,755,048             1,803,717
Robert K. Dahl               165,806,431             1,751,431
Betsy S. Atkins              165,660,153             1,898,612
Roger Evans                  165,904,969             1,653,796
C. Richard Kramlich          165,842,207             1,716,558
James P. Lally               165,833,636             1,725,129
Martin Schoffstall           155,519,751            12,038,014
Daniel E. Smith              154,919,772            12,638,993

Other matters voted upon by the stockholders at the meeting were:


1. A proposal to approve the implementation of the Corporation's 1998 Stock Incentive Plan was approved with 111,742,443 shares voting for, 50,606,951 shares voting against, 799,260 shares abstaining and 4,355,111 broker non-votes.

2. A proposal to approve amendments to the Corporation's 1994 Outside Directors Stock Option Plan (the "Directors Option Plan") to (i) decrease the initial stock option grant from 192,000 shares to 75,000 shares for Outside Directors first elected after the Annual Meeting; (ii) to decrease the stock option grant for each subsequent year of service on the Board of Directors from 48,000 shares to 25,000 shares for all Outside Directors following the Annual Meeting; (iii) to limit the number of shares granted for each initial stock option grant and the stock option grant for each subsequent year of service on the Board of Directors to the amount stated above effective after the Annual Meeting; and (iv) to increase the number of shares of Common Stock available for issuance under the Directors Option Plan from 2,000,000 shares to 2,400,000 shares was approved with 136,122,533 shares voting for, 30,563,882 shares voting against and 817,350 shares abstaining.

3. A proposal to ratify the selection of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1998 was approved with 166,699,849 shares voting for, 464,696 shares voting against and 339,220 shares abstaining.

                          ASCEND COMMUNICATIONS, INC.

Item 6:  Exhibits and Reports on Form 8-K:

                A:  Exhibits


                     No.                                           Description
             -----------------     ---------------------------------------------------------------------------
          (6)              3.1     Certificate of Incorporation.

          (1)              3.2     By-Laws.

          (1)             10.1     First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

          (1)             10.2     Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

          (1)             10.3     Ascend Communications, Inc. 1994 Outside Directors Stock Option Plan.

          (1)             10.4     Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

          (1)             10.5     Lease dated August 8, 1991, by and between the Registrant and Harbor Bay
                                   Isle Associates, the First Addendum thereto, dated August 8, 1991, and the
                                   Second Addendum thereto, dated February 25, 1994.

          (1)             10.8     Form of Indemnity Agreement for directors and officers.

          (2)             10.9     Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

          (3)             10.1     Lease Agreement, Lease Rider and Second Lease Rider, dated May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.

          (4)            10.11     Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

          (5)            10.12     Lease agreement dated March 27, 1996, by and between the Registrant and
                                   Sumitomo Bank Leasing and Financing, Inc.

          (7)            10.13     Ascend Communications, Inc. 1996 Restricted Stock Plan.

          (8)            10.14     Cascade Communications Corp. Amended and Restated 1991 Stock Plan.

          (9)            10.15     Cascade Communications Corp. 1994 Employee Stock Purchase Plan.

                          ASCEND COMMUNICATIONS, INC.


                     No.                                           Description
             -----------------     ---------------------------------------------------------------------------

          (9)            10.16     Cascade Communications Corp. 1994 Non-Employee Director Stock Plan.

          (9)            10.17     Letter of Employment dated March 12, 1992 between the Registrant and Daniel E. Smith.

  (9)(10)(11)            10.18     Lease dated July 27, 1993 between Glenborough Corporation and the Registrant; as amended by the first amendment thereto dated February 24, 1994; as amended by the second amendment thereto dated
                                   July 24, 1994; as amended by the third amendment thereto dated November 10, 1994; as amended by the fourth amendment thereto dated December 1, 1995.

         (12)            10.19     Lease dated November 14, 1996 between the Registrant and Nashoba View
                                   Associated, LLC.

         (13)             10.2     Loan Agreement and related agreements, date November 30, 1995, by and between the Registrant and Wells Fargo Bank of California, as amended by the first amendment thereto, dated October 15, 1997

         (14)            10.21     Lease agreement dated March 20, 1998, by and between the Registrant and
                                   Sumitomo Bank Leasing and Financing, Inc.

         (14)            10.22     Form of Change in Control Agreement for CEO and Executive Vice Presidents

         (14)            10.23     Form of Change in Control Agreement for Vice Presidents

         (15)            10.24     Ascend Communications, Inc. 1998 Stock Incentive Plan

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

         (5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

                          ASCEND COMMUNICATIONS, INC.


              No.                                         Description
           --------      -------------------------------------------------------------------------------------
              (6)        Incorporated by reference from the Company's Form 10-Q for the quarter ended
                         June 30, 1996.

              (7)        Incorporated by reference from the Company's Form 10-K for the year ended
                         December 31, 1996.

              (8)        Incorporated by reference from Cascade Communications Corp.'s Registration
                         Statement on Form S-8 (File No. 33-93152) filed with the  Securities Commission and
                         Exchange Commisstion (the "Commission") on June 6, 1995.

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

             (14)        Incorporated by reference from the Company's Form 10-Q for the quarter ended
                         March 31, 1998

             (15)        Incorporated by refernce from the Company's Registration Statement on Form S-8
                         (File No. 333-54029) filed with the Commission on June 1, 1998.

                          ASCEND COMMUNICATIONS, INC.


B:  Reports on Form 8-K:

On July 2, 1998, the Company filed a Report on Form 8-K announcing that former Federal Communications (FCC) Chairman, Reed E. Hundt, joined the Company's Board of Directors. The Company also announced that Daniel E. Smith, Executive Vice President and General Manager of the Core Systems Division, resigned from the Company and the Board of Directors, effective July 6, 1998. Dr. Hassan Ahmed replaced Daniel E. Smith as Executive Vice President and General Manager of the Core Systems Division.

                          ASCEND COMMUNICATIONS, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ASCEND COMMUNICATIONS, INC.



DATE  August 11, 1998                by    /s/ Michael F.G.Ashby
      ---------------                      -------------------------------------

                                           Michael F.G. Ashby, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)


DATE  August 11, 1998                by    /s/ Bernard V. Schneider
      ---------------                      -------------------------------------

                                           Bernard V. Schneider, Vice President
                                           and Treasurer

                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS


                     No.                                           Description
             -----------------     ---------------------------------------------------------------------------
          (6)              3.1     Certificate of Incorporation.

          (1)              3.2     By-Laws.

          (1)             10.1     First Amended and Restated 1989 Stock Option Plan and forms of stock option agreements used thereunder.

          (1)             10.2     Ascend Communications, Inc. 1994 Employee Stock Purchase Plan.

          (1)             10.3     Ascend Communications, Inc. 1994 Outside Directors Stock Option Plan.

          (1)             10.4     Loan Agreement and related agreements, dated October 21, 1993, by and between the Registrant and First Interstate Bank of California.

          (1)             10.5     Lease dated August 8, 1991, by and between the Registrant and Harbor Bay
                                   Isle Associates, the First Addendum thereto, dated August 8, 1991, and the
                                   Second Addendum thereto, dated February 25, 1994.

          (1)             10.8     Form of Indemnity Agreement for directors and officers.

          (2)             10.9     Loan Agreement and related agreements, dated July 29, 1994, by and between the Registrant and First Interstate Bank of California.

          (3)            10.10     Lease Agreement, Lease Rider and Second Lease Rider, dated May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.

          (4)            10.11     Loan Agreement and related agreements, dated November 30, 1995, by and between the Registrant and Wells Fargo Bank of California.

          (5)            10.12     Lease agreement dated March 27, 1996, by and between the Registrant and
                                   Sumitomo Bank Leasing and Financing, Inc.

          (7)            10.13     Ascend Communications, Inc. 1996 Restricted Stock Plan.

          (8)            10.14     Cascade Communications Corp. Amended and Restated 1991 Stock Plan.

          (9)            10.15     Cascade Communications Corp. 1994 Employee Stock Purchase Plan.

                          ASCEND COMMUNICATIONS, INC.


                     No.                                           Description
             -----------------     ---------------------------------------------------------------------------

          (9)            10.16     Cascade Communications Corp. 1994 Non-Employee Director Stock Plan.

          (9)            10.17     Letter of Employment dated March 12, 1992 between the Registrant and Daniel E. Smith.

  (9)(10)(11)            10.18     Lease dated July 27, 1993 between Glenborough Corporation and the Registrant; as amended by the first amendment thereto dated February 24, 1994; as amended by the second amendment thereto dated
                                   July 24, 1994; as amended by the third amendment thereto dated November 10, 1994; as amended by the fourth amendment thereto dated December 1, 1995.

         (12)            10.19     Lease dated November 14, 1996 between the Registrant and Nashoba View
                                   Associated, LLC.

         (13)            10.20     Loan Agreement and related agreements, date November 30, 1995, by and between the Registrant and Wells Fargo Bank of California, as amended by the first amendment thereto, dated October 15, 1997

         (14)            10.21     Lease agreement dated March 20, 1998, by and between the Registrant and
                                   Sumitomo Bank Leasing and Financing, Inc.

         (14)            10.22     Form of Change in Control Agreement for CEO and Executive Vice Presidents

         (14)            10.23     Form of Change in Control Agreement for Vice Presidents

         (15)            10.24     Ascend Communications, Inc. 1998 Stock Incentive Plan

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

         (5) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

                          ASCEND COMMUNICATIONS, INC.


                     No.                                           Description
             -----------------     ---------------------------------------------------------------------------
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

                    (14)           Incorporated by reference from the Company's Form 10-Q for the quarter ended
                                   March 31, 1998

                    (15)           Incorporated by reference from the Company's Registration Statement on Form S-8
                                   (File No. 333-54029) filed with the Commission on June 1, 1998.