Form 10-Q
period 1998-09-30
ASCEND COMMUNICATIONS INC
filed 1998-11-16
CIK 921146

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 216,931,604 as of October 31, 1998.

This report, including exhibits, consists of 29 pages. The Index To Exhibits is found on page 27.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I:  Financial Information
                                                                        Page No.
                                                                        --------
         Item 1: Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of
                 September 30, 1998 and December 31, 1997                      3

                 Condensed Consolidated Statements of Operations
                 for the Quarters and Nine Months Ended
                 September 30, 1998 and 1997                                   4

                 Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 1998 and 1997         5

                 Notes to Condensed Consolidated Financial Statements          6

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11

PART II:  OTHER INFORMATION

         Item 6: Exhibits and Reports on Form 8-K                             22

                 A:  Exhibits                                                 22

                 B:  Reports on Form 8-K                                      25

Signatures                                                                    26

Index to Exhibits                                                             27


Part I:    Financial Information

Item I:    Financial Statements

                          ASCEND COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (In Thousands)
                                                           Sept.  30,       Dec.  31,
                                                              1998           1997
                                                          ------------    ----------
ASSETS
Current assets:
     Cash and cash equivalents .......................     $  176,225     $  240,817
     Short-term investments ..........................        176,386        234,610
     Accounts receivable, net ........................        311,379        234,183
     Inventories .....................................        131,790         99,637
     Deferred income taxes ...........................        111,479         85,057
     Other current assets ............................         34,213         20,283
                                                           ----------     ----------
            Total current assets .....................        941,472        914,587

Investments ..........................................        420,625        101,212
Furniture, fixtures and equipment, net ...............        174,595        114,351
Other assets .........................................         31,962          7,744
                                                           ----------     ----------
            Total assets .............................     $1,568,654     $1,137,894
                                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................     $   92,429     $   54,414
     Accrued compensation and related liabilities ....         23,841         25,315
     Accrued liabilities .............................        131,105         88,909
                                                           ----------     ----------
            Total current liabilities ................        247,375        168,638

Stockholders' equity:
     Common stock ....................................            199            191
     Additional paid-in capital ......................      1,052,937        878,455
     Retained earnings ...............................        268,143         90,610
                                                           ----------     ----------
            Total stockholders' equity ...............      1,321,279        969,256
                                                           ----------     ----------
            Total liabilities and stockholders' equity     $1,568,654     $1,137,894
                                                           ==========     ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         ASCEND COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                     (In Thousands, Except Per Share Data)

                                       Quarter Ended Sept  30,  Nine Months Ended Sept  30,
                                       ----------------------  ----------------------------
                                          1998        1997          1998          1997
                                       ----------  ----------  ---------------  -----------
Net sales............................   $370,346     $270,372   $1,002,815        $ 874,805
Cost of sales........................    133,444       97,181      360,373          308,245
                                        --------     --------   ----------        ---------
 Gross profit........................    236,902      173,191      642,442          566,560
Operating expenses:
 Research and development............     53,418       40,706      140,849          115,595
 Sales and marketing.................     72,553       66,499      207,616          179,616
 General and administrative..........     33,042        8,475       52,803           27,019
 Purchased research and development..         --           --           --          231,100
 Cost of mergers.....................    (18,279)          --      (18,279)         150,271
                                        --------     --------   ----------        ---------
  Total operating expenses...........    140,734      115,680      382,989          703,601
                                        --------     --------   ----------        ---------

Operating income (loss)..............     96,168       57,511      259,453         (137,041)
Interest income, net.................      6,276        6,161       17,163           17,739
                                        --------     --------   ----------        ---------

Income (loss) before income taxes....    102,444       63,672      276,616         (119,302)
Provision for income taxes...........     36,368       23,544       99,083           52,648
                                        --------     --------   ----------        ---------

Net income (loss)....................   $ 66,076     $ 40,128   $  177,533        $(171,950)
                                        ========     ========   ==========        =========

Net income (loss) per share :
 Basic...............................   $   0 33     $   0 21   $     0 91        $   (0 92)
                                        ========     ========   ==========        =========

 Diluted ............................   $   0 32     $   0 20   $     0 86        $   (0 92)
                                        ========     ========   ==========        =========

Number of shares used in per share
calculations:
 Basic...............................    197,689      189,562      194,779          187,920
                                        ========     ========   ==========        =========

 Diluted ............................    208,515      199,838      205,805          187,920
                                        ========     ========   ==========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (In Thousands)

                                                                 Nine Months Ended Sept  30,
                                                                ---------------------------
                                                                   1998             1997
                                                                ----------       ----------
Operating activities:

Net income (loss) .......................................       $ 177,533        $(171,950)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation and amortization ....................          44,844           31,798
       Purchased research and development ...............            --            231,100
       Cost of mergers ..................................            --            150,271
       Deferred income taxes ............................         (26,422)         (14,490)

       Changes in operating assets and liabilities:
           Accounts receivable ..........................         (77,196)         (60,713)
           Inventories ..................................         (32,153)         (68,302)
           Other current assets .........................         (13,930)           5,822
           Other assets .................................         (26,231)           2,358
           Accounts payable .............................          38,015           11,336
           Accrued liabilities and accrued compensation .          40,722          (34,406)
                                                                ---------        ---------
              Net cash provided by operating activities .         125,182           82,824
                                                                ---------        ---------

Investing activities:
       Purchases of investments .........................        (741,657)        (403,247)
       Maturities and sales of investments ..............         480,468          261,578
       Purchases of furniture, fixtures and equipment ...        (103,075)         (83,494)
       Effect of business combinations ..................            --             (9,361)
                                                                ---------        ---------
           Net cash used in investing activities ........        (364,264)        (234,524)
                                                                ---------        ---------

Financing activities:
       Proceeds from issuance of common stock, net ......         119,631           44,753
       Tax benefit related to exercise of stock options .          54,859           37,175
                                                                ---------        ---------
           Net cash provided by financing activities ....         174,490           81,928
                                                                ---------        ---------

Net increase (decrease) in cash and cash equivalents ....         (64,592)         (69,772)
Cash and cash equivalents, beginning of period ..........         240,817          312,369
                                                                ---------        ---------

Cash and cash equivalents, end of period ................       $ 176,225        $ 242,597
                                                                =========        =========

Supplemental non-cash investing and financing activities:

   Liabilities assumed in business combination ..........       $    --          $   9,600
                                                                =========        =========

   Cash paid for income taxes ...........................       $  58,892        $   9,107
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any future periods.

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

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):


                                 Sept  30,       Dec  31,
                                   1998           1997
                                 ---------      --------
Finished goods ...........       $ 59,719       $ 18,053
Products in process ......         53,018         15,579
Raw materials and supplies         19,053         66,005
                                 --------       --------

                                 $131,790       $ 99,637
                                 ========       ========

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

The following table presents the calculation of basic and diluted earnings per share for the quarters and nine months ended September 30, 1998 and 1997 (in thousands, except per share data):


                                                            Quarter Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                            -----------------------   --------------------------
                                                               1998         1997          1998          1997
                                                            -----------  -----------  ------------  ------------
Common Stock..............................................      197,689      189,562       194,779      187,920
Common Stock Equivalents..................................       10,826       10,276        11,026           --
                                                               --------     --------      --------    ---------

Total....................................................       208,515      199,838       205,805      187,920
                                                               ========     ========      ========    =========

Net Income (Loss).........................................     $ 66,076     $ 40,128      $177,533    $(171,950)
                                                               ========     ========      ========    =========
Shares used in computing net income (loss)
per share calculation - Basic.............................      197,689      189,562       194,779      187,920
                                                               ========     ========      ========    =========
Shares used in computing net income (loss)
per share calculation - Diluted...........................      208,515      199,838       205,805      187,920
                                                               ========     ========      ========    =========

Net income (loss) per share - Basic.......................     $   0.33     $   0.21      $   0.91    $   (0.92)
                                                               ========     ========      ========    =========

Net income (loss) per share - Diluted.....................     $   0.32     $   0.20      $   0.86    $   (0.92)
                                                               ========     ========      ========    =========

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

LITIGATION

The Company and various of its current and former officers and directors are parties to a number of consolidated lawsuits pending in the United States District Courts for the Central District of California, which purport to be class actions filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997. In addition, the Company and one if its officers were recently named as defendants in a securities action filed in the Superior Court of Alameda County, California. The Alameda County action purports to be brought in behalf of all purchasers of the Company's stock between July 15, 1997 and September 29, 1997 (excluding the defendants). The lawsuits allege that the defendants violated the federal or state securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

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

                          ASCEND COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

LITIGATION (continued)

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

PURCHASE COMBINATION COMPLETED SUBSEQUENT TO QUARTER-END

On October 19, 1998, the Company completed its merger with Stratus Computer, Inc. ("Stratus"). Under the terms of the merger, the Company acquired all of the outstanding shares of Stratus in exchange for approximately 18,134,000 shares of Ascend common stock. In addition, the Company assumed all outstanding stock options of Stratus and such options are now exercisable for approximately 3,032,000 shares of Ascend common stock. The combination will be accounted for as a purchase completed in the fourth quarter of 1998.

Stratus is divided into four business units: a Telecom Carrier business unit which includes SS7 switching technology (the intelligent management of a telephone network), OSS software (Operations Systems Software) and fault-tolerant platform; an Enterprise Computer business unit; and two business units comprised of Financial and Enterprise Software (TCAM and S2). The Company plans to divest the non-telecom businesses.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 1998 and 1997, respectively:

                                                               Quarter Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                               ----------------------        --------------------------
                                                                1998            1997            1998            1997
                                                                ----            ----            ----            ----
Net sales..................................................     100%            100%            100%            100%
Cost of sales..............................................      36              36              36              35
                                                                ----            ----            ----            ----
  Gross margin.............................................      64              64              64              65
Operating expenses:
  Research and development.................................      14              15              14              13
  Sales and marketing......................................      20              24              21              21
  General and administrative...............................       9               3               5               3
  Purchased research and development.......................       -               -               -              27
  Cost of mergers..........................................      (5)              -              (2)             17
                                                                ----            ----            ----            ----
    Total operating expenses...............................      38              42              38              81
                                                                ----            ----            ----            ----
Operating income (loss)....................................      26              22              26             (16)
Interest income, net.......................................       2               2               2               2
                                                                ----            ----            ----            ----
Income (loss) before income taxes..........................      28              24              28             (14)
Provision for income taxes.................................      10               9              10               6
                                                                ----            ----            ----            ----
Net income (loss)..........................................      18%             15%             18%            (20)%
                                                                ====            ====            ====            ====

                          ASCEND COMMUNICATIONS, INC.


Net Sales

Net sales for the quarter ended September 30, 1998 were $370.3 million, an increase of 37% over net sales of $270.4 million for the third quarter of 1997. Net sales for the nine months ended September 30, 1998 were $1.0 billion, an increase of 15% over net sales of $874.8 million for the nine months ended September 30, 1997. UUNET, an Internet service provider, accounted for approximately 10% and 15% of net sales for the quarters ended September 30, 1998 and 1997, respectively. UUNET also accounted for 12% and 16% of net sales for the nine months ended September 30, 1998 and 1997, respectively. International sales accounted for approximately 30% of net sales for the quarter ended September 30, 1998 compared to 29% of net sales for the same period in 1997. International sales accounted for approximately 30% of net sales for the nine months ended September 30, 1998 compared to 32% of net sales for the same period in 1997. The decrease in 1998 was principally due to decreased sales of the Company's products in Europe and Asia.

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for the quarters and nine months ended September 30, 1998 and 1997, respectively:

                                              Quarter Ended Sept. 30,       Nine Months Ended Sept. 30,
                                              ----------------------        --------------------------
Business Unit                                  1998            1997            1998            1997
-------------                                  ----            ----            ----            ----
Access Switching...........................     48%             50%             45%             55%
Core Systems...............................     41              36              43              33
Enterprise Access..........................      7               9               8               8
Other......................................      4               5               4               4
                                               ----            ----            ----            ----
    Total Company..........................    100%            100%            100%            100%
                                               ====            ====            ====            ====

ACCESS SWITCHING The Access Switching business unit is composed of the MAX family of products. MAX products accounted for 48% and 50% of total Company net sales for the quarters ended September 30, 1998 and 1997, respectively. MAX products accounted for 45% and 55% of total Company net sales for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net sales of MAX products was primarily attributable to large shipments of TNT product to customers in North America in the first three quarters of 1997. The TNT was first made available for commercial shipments in the first quarter of 1997 and demand for the product had accumulated in anticipation of its general release.

CORE SYSTEMS The Core Systems business unit offers the B-STDX family of Frame Relay switches, the CBX500 and GX550 families of core ATM switches, the SA family of broadband ATM switches and the GRF family of IP switches. Core Systems products accounted for 41% and 36% of total Company net sales for the quarters ended September 30, 1998 and 1997, respectively. Core Systems products accounted for 43% and 33% of total Company net sales for the nine months ended September 30, 1998 and 1997, respectively. The increase in net sales of Core Systems products is primarily due to strong demand for ATM and Frame Relay worldwide and shipments of the GX550.

                          ASCEND COMMUNICATIONS, INC.

ENTERPRISE ACCESS

The Enterprise Access business unit offers the Pipeline family of remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment. Enterprise Access products accounted for 7% and 9% of total Company net sales for the quarters ended September 30, 1998 and 1997, respectively. Enterprise Access products accounted for 8% of total Company net sales for the nine months ended September 30, 1998 and 1997.

GROSS MARGIN

Gross margin was 64% and 65% for the quarters and nine months ended September 30, 1998 and 1997, respectively. The decrease in gross margin was primarily due to a decrease in average sales price. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 31% to $53.4 million in the third quarter of 1998 from $40.7 million in the third quarter of 1997. Research and development expenses increased 22% to $140.8 million for the nine months ended September 30, 1998 from $115.6 million for the nine months ended September 30, 1997. Research and development expenses as a percent of net sales decreased to 14% for the third quarter of 1998 compared to 15% for the same quarter of 1997. Research and development expenses as a percent of net sales increased to 14% for the first nine months of 1998 compared to 13% for the same period of 1997. These increases were primarily due to the addition of engineering personnel, payments for consulting services in connection with developing and enhancing the Company's existing and new products, payments for consulting services related to filing applications and product testing required to obtain governmental approvals to resell the Company's products outside of North America, addition of development laboratory equipment, and material costs associated with new product prototypes. In addition, research and development expenses increased, in part, through the addition of engineering personnel and facilities as a result of the Company's merger and acquisition activities.

SALES AND MARKETING

Sales and marketing expenses increased 9% to $72.6 million for the third quarter of 1998 from $66.5 million for the third quarter of 1997. Sales and marketing expenses increased 16% to $207.6 million for the first nine months of 1998 from $179.6 million for the same period of 1997. Sales and marketing expenses as a percent of net sales decreased to 20% for the third quarter of 1998 compared to 24% for the same period in 1997. Sales and marketing expenses as a percent of net sales were 21% for the nine months ended September 30, 1998 and 1997. Increases in sales and marketing expenses were primarily due to the addition of sales, marketing and technical support personnel, increased commissions due to increased net sales, spending for marketing materials and trade shows, expanded advertising and promotional programs, expenditures for demonstration and loaner equipment used by customers and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin.

                          ASCEND COMMUNICATIONS, INC.

The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increasing number of customers and new products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 290% to $33.0 million for the third quarter of 1998 from $8.5 million for the third quarter of 1997. General and administrative expenses increased 95% to $52.8 million for the first nine months of 1998 from $27.0 million for the first nine months of 1997. These increases were due to the effect of charges totaling $20.7 million related to the settlement of a patent issue, the settlement of an outstanding receivable from a contract manufacturer and the establishment of a reserve against working capital loans. Excluding the effect of these charges, general and administrative expenses as a percent of net sales were 3% for the quarters and nine months ended September 30, 1998 and 1997.

PURCHASED RESEARCH AND DEVELOPMENT

Purchased research and development costs were $231.1 million for the first nine months of 1997. These costs were for the purchase of technology and related assets associated with the acquisitions of InterCon Systems and Sahara Networks, Inc. during the first quarter of 1997. These acquisitions provided technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets. In connection with its acquisition of Stratus in October, 1998, the Company expects to incur one-time research and development costs of approximately $305.0 million in the quarter ending December 31, 1998.

COST OF MERGERS

For the nine months ended September 30, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs related to the acquisitions of Cascade and Whitetree and consist primarily of investment and professional fees and other costs associated with the mergers. Of the $150.3 million in one-time merger costs, approximately $44.9 million are not deductible for tax purposes. During the quarter ended September 30, 1998, $18.3 million of accruals for merger charges were determined to be no longer necessary and were reversed.

INTEREST INCOME, NET

Interest income (net) increased by approximately $100,000 to $6.3 million (2% of net sales) for the third quarter of 1998 compared to $6.2 million for the same quarter of 1997. Interest income (net) decreased by approximately $500,000 to $17.2 million (2% of net sales) for the first nine months of 1998 compared to $17.7 million for same period of 1997.

                           ASCEND COMMUNICATIONS, INC

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the quarter ended September 30, 1998 and 1997 was 35.5% and 37.0%, respectively, exclusive of the effect of one-time non-deductible in-process research and development expenses and certain merger related expenses. The effective tax rate for the nine months ended September 30, 1998 and 1997 was 35.8% and 37.0%, respectively. The lower effective tax rate for 1998 is primarily attributable to reduction in the overall state effective tax rate and utilization of various tax credits. The Company anticipates its 1998 effective tax rate to be approximately 35.5%, however, the rate could vary based upon a change in the geographic mix of the Company's earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's principal sources of liquidity included $773.2 million of cash and cash equivalents, short-term investments and investments and an unsecured $25.0 million revolving line of credit which expires in June 1999. There were no borrowings under the line of credit during the nine months ended September 30, 1998. The net decrease in cash and cash equivalents of $64.6 million for the nine month period ended September 30, 1998 was principally due to $364.3 million of funds used in investing activities, partially offset by $174.5 million of funds provided by financing activities and $125.2 million of funds provided by operating activities. The net cash provided by operating activities for the nine months ended September 30, 1998 was primarily due to increased net income, increases in accrued liabilities and compensation, and accounts payable, partially offset by increases in accounts receivable, inventories, deferred income taxes, and other assets.

Net cash used in investing activities of $364.3 million for the nine months ended September 30, 1998 related primarily to net purchases, maturities and sales of investments, and expenditures for furniture, fixtures and equipment. Financing activities provided $174.5 million for the nine months ended September 30, 1998, primarily due to proceeds from, and tax benefits related to, the exercise of stock options and issuance of common stock in connection with the Company's employee and outside director stock plans.

At September, 1998, the Company had $694.1 million in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.

                          ASCEND COMMUNICATIONS, INC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed in the Company's Registration Statement on Form S-4/A (No. 333-62281) filed on September 9, 1998 in connection with the acquisition of Stratus and the Company's and Stratus' 1997 Annual Report on Form 10-K. This Report on Form 10-Q should be read in conjunction with such Forms S-4/A and 10-K, particularly the section "Factors That May Affect Future Results." These risks and uncertainties include but are not limited to competition, the mix of products sold, the mix of distribution channels employed, the Company's success in developing, introducing and shipping new products, the Company's ability to attract and retain key employees, the Company's success in integrating acquired operations, the Company's dependence on single or limited source suppliers for certain components used in its products, price reductions for the Company's products, risks inherent in international sales, changes in the levels of inventory held by third-party resellers, the timing of orders from and shipments to customers, seasonality and general economic conditions.

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

                          ASCEND COMMUNICATIONS, INC.

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

                          ASCEND COMMUNICATIONS, INC.

The Year 2000 computer issue creates a risk for Ascend and therefore the Company makes the following Year 2000 readiness disclosure. If computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Ascend exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from Ascend customers, and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is currently evaluating its exposure in all of these areas and expects to complete such evaluation no later than June 30, 1999.

INTERNAL SYSTEMS

Ascend is in the process of conducting a comprehensive assessment and evaluation of its systems, equipment and facilities. Ascend has a number of projects underway to test and replace or upgrade systems, equipment and facilities that are known to be Year 2000 non-compliant. The Company expects Year 2000 internal testing to be complete by March 1999. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

SUPPLIERS

Ascend is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Ascend's process for assessing such compliance includes obtaining supplier certifications, supplier follow-up meetings and external testing, if required. Supplier certifications, supplier follow-up meetings and external testing, if required, are expected to be completed by March 1999. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that are not Year 2000 compliant.

WARRANTY

The Company believes the majority of its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, Ascend may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation in general may increase regarding Year 2000 compliance issues. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

                          ASCEND COMMUNICATIONS, INC.

SALES IMPACT

Year 2000 compliance is an issue for almost all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

GENERAL

In order to evaluate the risks outlined above and to implement Year 2000 compliance solutions, Ascend has established a company wide team coupled with outside consultants. The internal Ascend Year 2000 compliance team consists of representatives from various functional areas, including risk management, finance, engineering, purchasing, and legal. The external Year 2000 compliance team includes various national Year 2000 compliance consultants. The team has established an overall Year 2000 compliance goal, incremental milestones and meets regularly to assess progress on its milestones. Currently, the Company is establishing contingency plans to address the impact to Ascend in the event its suppliers, products and internal systems are not Year 2000 compliant.

Costs incurred to date on the Ascend Year 2000 compliance project are approximately $11.0 million. Total costs of the project and compliance are estimated to be $15.0 to $19.0 million and should be significantly incurred by April 30, 1999. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 compliance problems occur.

Ascend's Year 2000 compliance criteria comply with the requirements established by the US Government as stated in the The Final GSA - Year 2000 Compliance.

The Company mainly competes in four segments of the data networking market : (i) wide area network ("WAN") and Internet access, (ii) WAN and Internet backbone switching, (iii) remote LAN access and Internet subscriber access, and (iv) videoconferencing and multimedia access. The Company competes in one or more of these market segments with Cisco Systems, Inc., 3Com Corporation, Inc., Newbridge Networks, Inc., Shiva Corporation, Northern Telecom, Inc., and many others. Some of these competitors have substantially greater financial, marketing and technical resources than the Company. The Company expects additional competition from existing competitors and from a number of other companies, some of which may have substantially greater financial, marketing and technical resources than the Company, that may enter the Company's existing and future markets. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which would adversely affect the Company's business, results of operations and financial condition.

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

The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing and product development personnel. The Company typically does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key personnel could adversely affect the Company.

The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company's anticipated continued growth will require it to recruit and hire a substantial number of new engineering, sales, marketing and managerial personnel. There can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls and to expand its manufacturing capacity. If the Company's management is unable to manage growth effectively, the Company's business, results of operations and financial condition may be materially and adversely affected.

The Company relies on a combination of patents, copyright, and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company is currently involved in patent disputes the results of which are not presently determinable. Such disputes could result in significant expenses to the Company and divert the efforts of the Company's technical and management personnel.

                          ASCEND COMMUNICATIONS, INC.

Although the Company generally uses standard parts and components for its products, certain components, including certain key microprocessors and integrated circuits, are presently available from a single source or from limited sources. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply, or a significant increase in the price of components could adversely affect the Company's results of operations and could impact customer relations.

The Company has concluded the acquisition of four companies in 1997 and five companies in 1996. On October 19, 1998, the Company completed its acquisition of Stratus. Achieving the anticipated benefits of these acquisitions or any other acquisitions the Company may undertake will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of the acquired companies could have a material adverse effect on the Company's business, financial condition and/or results of operations.

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

                          ASCEND COMMUNICATIONS, INC.


Item 6:  Exhibits and Reports on Form 8-K:

         A:  Exhibits

                NO.                             DESCRIPTION
           -------------        -----------------------------------------------
           (6)       3.1        Certificate of Incorporation.

           (1)       3.2        By-Laws.

           (1)      10.1        First Amended and Restated 1989 Stock Option
                                Plan and forms of stock option agreements used
                                thereunder.

           (1)      10.2        Ascend Communications, Inc. 1994 Employee Stock
                                Purchase Plan.

           (1)      10.3        Ascend Communications, Inc. 1994 Outside
                                Directors Stock Option Plan.

           (1)      10.4        Loan Agreement and related agreements, dated
                                October 21, 1993, by and between the Registrant
                                and First Interstate Bank of California.

           (1)      10.5        Lease dated August 8, 1991, by and between the
                                Registrant and Harbor Bay Isle Associates, the
                                First Addendum thereto, dated August 8, 1991,
                                and the Second Addendum thereto, dated February
                                25, 1994.

           (1)      10.8        Form of Indemnity Agreement for directors and
                                officers.

           (2)      10.9        Loan Agreement and related agreements, dated
                                July 29, 1994, by and between the Registrant and
                                First Interstate Bank of California.

           (3)      10.10       Lease Agreement, Lease Rider and Second Lease
                                Rider, dated May 17, 1995 by and between the
                                Registrant and Resurgence Properties, Inc.

           (4)      10.11       Loan Agreement and related agreements, dated
                                November 30, 1995, by and between the Registrant
                                and Wells Fargo Bank of California.

           (5)      10.12       Lease agreement dated March 27, 1996, by and
                                between the Registrant and Sumitomo Bank Leasing
                                and Financing, Inc.

           (7)      10.13       Ascend Communications, Inc. 1996 Restricted
                                Stock Plan.

           (8)      10.14       Cascade Communications Corp. Amended and
                                Restated 1991 Stock Plan.

           (9)      10.15       Cascade Communications Corp. 1994 Employee
                                Stock Purchase Plan.

                          ASCEND COMMUNICATIONS, INC.

(A)                EXHIBITS (continued)



                   NO.                                    DESCRIPTION
           --------------------       ----------------------------------------
           (9)            10.16       Cascade Communications Corp. 1994
                                      Non-Employee Director Stock Plan.

           (9)            10.17       Letter of Employment dated March 12, 1992
                                      between the Registrant and Daniel E.
                                      Smith.

           (9)(10)(11)    10.18       Lease dated July 27, 1993 between
                                      Glenborough Corporation and the
                                      Registrant; as amended by the first
                                      amendment thereto dated February 24, 1994;
                                      as amended by the second amendment thereto
                                      dated July 24, 1994; as amended by the
                                      third amendment thereto dated November 10,
                                      1994; as amended by the fourth amendment
                                      thereto dated December 1, 1995.

           (12)           10.19       Lease dated November 14, 1996 between the
                                      Registrant and Nashoba View Associated,
                                      LLC.

           (13)           10.20       Loan Agreement and related agreements,
                                      date November 30, 1995, by and between the
                                      Registrant and Wells Fargo Bank of
                                      California, as amended by the first
                                      amendment thereto, dated October 15, 1997

           (14)           10.21       Lease agreement dated March 20, 1998, by
                                      and between the Registrant and Sumitomo
                                      Bank Leasing and Financing, Inc.

           (14)           10.22       Form of Change in Control Agreement for
                                      CEO and Executive Vice Presidents

           (14)           10.23       Form of Change in Control Agreement for
                                      Vice Presidents

           (15)           10.24       Ascend Communications, Inc. 1998 Stock
                                      Incentive Plan

           (16)           10.25       Ascend Communications, Inc. 1998
                                      Supplemental Stock Incentive Plan

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

                          ASCEND COMMUNICATIONS, INC.

(A)                EXHIBITS (continued)




            NO.                              DESCRIPTION
           -----   -------------------------------------------------------------
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

          (14) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998

          (15)     Incorporated by refernce from the Company's Registration
                   Statement on Form S-8 (File No. 333-54029) filed with the
                   Commission on June 1, 1998.

          (16)     Incorporated by refernce from the Company's Registration
                   Statement on Form S-8 (File No. 333-65467) filed with the
                   Commission on October 8, 1998.

                          ASCEND COMMUNICATIONS, INC.

B:  Reports on Form 8K:

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

On August 14, 1998, the Company filed a Report on Form 8-K announcing that on August 3, 1998, the Company and Stratus Computer, Inc. ("Stratus") announced in a press release that they had signed a definitive merger agreement pursuant to which a wholly-owned subsidiary of the Company will merge with and into Stratus.

On October 15, 1998, the Company filed a Report on Form 8-K announcing that the Company had received clearance from both the United States and Foreign Anti-Trust Regulators for its proposed merger with Stratus.

On October 23, 1998, the Company filed a Report on Form 8-K announcing that on October 19, 1998, the Company completed its merger with Stratus. On November 3, 1998, the Compnay filed on Form 8-K/A an amendment to the Form 8-K previously filed on October 23, 1998 for required financial statement disclosure.

                          ASCEND COMMUNICATIONS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ASCEND COMMUNICATIONS, INC.



DATE   November 13, 1998            by          /S/ Michael F.G. Ashby
       -----------------                        ------------------------------

                                                Michael F.G. Ashby, Executive
                                                Vice President, and Chief
                                                Financial Officer (Principal
                                                Financial Officer)



DATE   November 13, 1998            by          /S/ Bernard V. Schneider
       -----------------                        ------------------------------

                                                Bernard V. Schneider, Vice
                                                President and Treasurer


                          ASCEND COMMUNICATIONS, INC.

                               INDEX TO EXHIBITS

                NO.                             DESCRIPTION
           -------------        -----------------------------------------------
           (6)       3.1        Certificate of Incorporation.

           (1)       3.2        By-Laws.

           (1)      10.1        First Amended and Restated 1989 Stock Option
                                Plan and forms of stock option agreements used
                                thereunder.

           (1)      10.2        Ascend Communications, Inc. 1994 Employee Stock
                                Purchase Plan.

           (1)      10.3        Ascend Communications, Inc. 1994 Outside
                                Directors Stock Option Plan.

           (1)      10.4        Loan Agreement and related agreements, dated
                                October 21, 1993, by and between the Registrant
                                and First Interstate Bank of California.

           (1)      10.5        Lease dated August 8, 1991, by and between the
                                Registrant and Harbor Bay Isle Associates, the
                                First Addendum thereto, dated August 8, 1991,
                                and the Second Addendum thereto, dated February
                                25, 1994.

           (1)      10.8        Form of Indemnity Agreement for directors and
                                officers.

           (2)      10.9        Loan Agreement and related agreements, dated
                                July 29, 1994, by and between the Registrant and
                                First Interstate Bank of California.

           (3)      10.10       Lease Agreement, Lease Rider and Second Lease
                                Rider, dated May 17, 1995 by and between the
                                Registrant and Resurgence Properties, Inc.

           (4)      10.11       Loan Agreement and related agreements, dated
                                November 30, 1995, by and between the Registrant
                                and Wells Fargo Bank of California.

           (5)      10.12       Lease agreement dated March 27, 1996, by and
                                between the Registrant and Sumitomo Bank Leasing
                                and Financing, Inc.

           (7)      10.13       Ascend Communications, Inc. 1996 Restricted
                                Stock Plan.

           (8)      10.14       Cascade Communications Corp. Amended and
                                Restated 1991 Stock Plan.

           (9)      10.15       Cascade Communications Corp. 1994 Employee
                                Stock Purchase Plan.

                          ASCEND COMMUNICATIONS, INC.

Index to Exhibits (continued)


                   NO.                                    DESCRIPTION
           --------------------       -----------------------------------------
           (9)            10.16       Cascade Communications Corp. 1994
                                      Non-Employee Director Stock Plan.

           (9)            10.17       Letter of Employment dated March 12, 1992
                                      between the Registrant and Daniel E.
                                      Smith.

           (9)(10)(11)    10.18       Lease dated July 27, 1993 between
                                      Glenborough Corporation and the
                                      Registrant; as amended by the first
                                      amendment thereto dated February 24, 1994;
                                      as amended by the second amendment thereto
                                      dated July 24, 1994; as amended by the
                                      third amendment thereto dated November 10,
                                      1994; as amended by the fourth amendment
                                      thereto dated December 1, 1995.

          (12)            10.19       Lease dated November 14, 1996 between the
                                      Registrant and Nashoba View Associated,
                                      LLC.

          (13)            10.20       Loan Agreement and related agreements,
                                      date November 30, 1995, by and between the
                                      Registrant and Wells Fargo Bank of
                                      California, as amended by the first
                                      amendment thereto, dated October 15, 1997

          (14)            10.21       Lease agreement dated March 20, 1998, by
                                      and between the Registrant and Sumitomo
                                      Bank Leasing and Financing, Inc.

          (14)            10.22       Form of Change in Control Agreement for
                                      CEO and Executive Vice Presidents

          (14)            10.23       Form of Change in Control Agreement for
                                      Vice Presidents

          (15)            10.24       Ascend Communications, Inc. 1998 Stock
                                      Incentive Plan

          (16)            10.25       Ascend Communications, Inc. 1998
                                      Supplemental Stock Incentive Plan

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


                           ASCEND COMMUNICATIONS, INC

INDEX TO EXHIBITS (CONTINUED)


            NO.                              DESCRIPTION
           -----   -------------------------------------------------------------
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

          (14) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998

          (15)     Incorporated by refernce from the Company's Registration
                   Statement on Form S-8 (File No. 333-54029) filed with the
                   Commission on June 1, 1998.

          (16)     Incorporated by refernce from the Company's Registration
                   Statement on Form S-8 (File No. 333-65467) filed with the
                   Commission on October 8, 1998.