Form 10-K
period 1998-12-31
ASCEND COMMUNICATIONS INC
filed 1999-03-31
CIK 921146

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

         ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________

                       Commission File Number:  000-23774

                          ASCEND COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             94-3092033
  ----------------------------------------      -------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

    1701 Harbor Bay Parkway, Alameda, CA                94502
  ----------------------------------------      --------------------
  (Address of principal executive offices)            (Zip code)

     Registrant's telephone number, including area code:  (510) 769-6001

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

As of December 31, 1998 the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $11,672,400,250 (based upon the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1999, 222,250,267 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not applicable.

                          ASCEND COMMUNICATIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

Part I:

             ITEM  1. Business                                                         3

             ITEM  2. Properties                                                      10

             ITEM  3. Legal Proceedings                                               10

             ITEM  4. Submission of Matters to a Vote of Security Holders             12

Part II:

             ITEM  5. Market for the Registrant's Common Equity                       13
                      and Related Stockholder Matters

             ITEM  6. Selected Financial Data                                         14

             ITEM  7. Management's Discussion and Analysis of Financial               15
                      Condition and Results of Operations

             ITEM 7A. Quantitative and Qualitative Disclosures About                  25
                      Market Risk

             ITEM  8. Financial Statements and Supplementary Data                     27

             ITEM  9. Changes in and Disagreements with Accountants on                49
                      Accounting and Financial Disclosure
Part III:

             ITEM 10. Directors and Executive Officers of the Registrant              49

             ITEM 11. Executive Compensation                                          53

             ITEM 12. Security Ownership of Certain Beneficial Owners                 57
                      and Management

             ITEM 13. Certain Relationships and Related Transactions                  59

Part IV:

             ITEM 14. Exhibits, Financial Statement Schedules, and                    60
                      Reports on Form 8-K

                      Signatures                                                      64


This report on Form 10-K contains forward-looking statements which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words "expects", "believes", "anticipates", and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including without limitation those referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Which May Affect Future Results" and elsewhere herein, that could cause actual future results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.  BUSINESS

  Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers ("ISPs") and corporate customers worldwide which enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for ISPs and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches; (iii) extensions and enhancements to corporate backbone networks that facilitate access by remote offices, telecommuters and mobile computer users; (iv) non-stop computing platforms and Intelligent Networking ("IN") solutions for enhanced voice services in telephony networks; and (v) videoconferencing and multimedia access solutions. The Company's products support existing digital and analog networks.

  In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lucent Technologies Inc. ("Lucent"), pursuant to which each outstanding share of Ascend common stock will be exchanged for 0.825 shares of Lucent common stock, and each outstanding option or warrant to purchase Ascend common stock will be converted into an option or warrant to purchase a number of shares of Lucent common stock equal to the number of shares of Ascend common stock subject to each option multiplied by the exchange ratio. The merger is expected to be accounted for as a pooling of interests, is subject to stockholder approval and standard regulatory approvals and is expected to close during the second quarter of 1999.

  In February 1999, Lucent announced a two-for-one stock split, payable on April 1, 1999, to shareholders of record as of March 5, 1999. Under the terms of the Merger Agreement the exchange ratio will be adjusted for the effect of this stock split and any similar changes in the capitalization of Lucent.

Wide Area Networking

  The continuing growth in the need for individuals, groups and businesses to exchange information electronically has given rise to the multi-billion dollar
wide area networking ("WAN") industry.   Wide area networking solutions involve
the use of public carrier telecommunications networks as a medium to accomplish electronic information exchange. Ascend provides products for use in the following three layers of a typical WAN system infrastructure:

The Edge Layer

  The edge layer is an end-user's first point of connection to the WAN. A typical edge layer device is a home or branch office router, which connects one or more computers to the WAN via a dial-up or dedicated network connection. In this market, competitors differentiate themselves based on price, ease of installation and management, security and enhanced user-friendly features.

The Access Layer

  The access layer is the first point of connection within the public carrier network where many edge layer connections are terminated and consolidated for transport over the public backbone network. A common access layer device is an access concentrator, which terminates a high volume and wide variety of dial-up and dedicated WAN connections. Products in this market are differentiated based on the variety of access services supported, port density, price per port, operational support system ("OSS"), and management platform.

The Core Layer

  The Core Layer represents the public carrier's and internet service provider's backbone network, which takes the data traffic that is handed off from the access concentrators and carries it from one point of the network to another at very high speeds. A typical core layer device is a backbone switch, that uses either IP, Frame Relay or ATM protocols to move network traffic quickly and efficiently over the backbone. In this market, the products are differentiated by aggregate capacity, reliability, scalability, performance, OSS and network management.

Ascend's Strategy

  Ascend's strategy is to provide data networking solutions for next generation public networks through a broad set of products spanning these three layers of a typical WAN infrastructure. The Company's product families incorporate scaleable, modular software and hardware architectures that facilitate rapid, flexible customer deployments. The Company provides integrated firewall and encryption security software for several of its products. Ascend products can be managed from a central location using either Ascend's proprietary remote management protocols or the industry standards-based Simple Network Management Protocol ("SNMP").

Products

  Ascend has developed various products to address these three layers of the typical WAN infrastructure as follows:

The Access Layer

  The MAX family of integrated access switches is a broad product offering which provides bandwidth on demand for WAN, Internet access and multimedia access over carrier analog and digital access facilities. Most MAX products support a modular card and backplane architecture that allows users to configure each unit according to the specific application and bandwidth requirements. Products in the MAX product family range from the low-end MAX 200+, which would commonly be used in small company or branch offices, to the high-end MAX TNT, used by the largest carriers and ISPs worldwide. The Max family of products are multi-service platforms supporting a wide variety of access services such as Digital Subscriber Line ("DSL") technology, Integrated Services Digital Network ("ISDN"), analog, Frame Relay and digital private lines. These products also combine the dial access capability, router functionality, security features and network management, all on a single integrated platform.

  The high-end MAX TNT is a carrier-class product due to its high density, reliability, and high-capacity architecture. Specific high-speed interfaces supported by the MAX TNT include channelized and unchannelized T3, various types of DSL technology and other types of access services, including 56 kbps modem technology, ISDN, and Frame Relay. The MAX TNT is also Network Equipment Building System ("NEBS") compliant, a key carrier requirement, and supports a common OSS to simplify operational management.

  Working in conjunction with the MAX TNT is the Ascend SS7 Signaling Gateway ("ASG"), a fault tolerant computing platform used in service provider networks for internet call diversion applications. The ASG provides a seamless migration of data traffic from the public switched telephone network ("PSTN") onto the public data network for efficient and cost-effective transport of IP traffic.

The Core Layer

  To meet the backbone requirements of large carrier and ISP networks, Ascend has developed a broad set of routing, switching and Intelligent Networking ("IN") solutions: the GRF family of IP routers, the B-STDX family of Multiservice Frame Relay switches, the SA family of broadband access products, the Multiservice CBX 500 ATM Switch and GX 550 core ATM switch, and the family of IN solutions. Incorporating switched backplane architecture, distributed processing and modular design to bring redundancy, flexibility and scalability, these products use IP, Frame Relay and ATM switching technologies to improve the speed, performance and reliability of carrier backbone networks. In the aggregate, these products support a high number of connections ranging in speed from 64 kbps to OC-48 (2,488 Mbps).

  The B-STDX family of products provide scalable, multi-service support for interworking among Frame Relay, ATM, and IP broadband packet networks. The CBX 500 product is a high-speed, multi-service ATM switch, supporting ATM, Frame Relay and IP access on a highly scalable, highly reliable carrier-class platform. The GX 550 product is a high-speed ATM core switch that provides 25 Gbps of capacity. The SA family of products is designed to provide cost points that make ATM-based services viable for even small branch offices, providing carriers a cost-effective solution to deliver native ATM services to their customers. The GRF product family has an innovative architecture, combining Layer-3 switching with intelligent IP forwarding media cards to deliver scalable performance. The family of IN solutions support enhanced voice services, including 800 number calling and local number portability, for use in routing voice calls in the public telecommunications network. These solutions are supported on non-stop computing platforms for high reliability and availability of service.

The Edge Layer

  The Pipeline family of routers is designed for the home or branch office to link one or more computers to the wide area network. These routers connect from an Ethernet local area network ("LAN") via one or more ports, to the WAN via one or more ports ranging in speed from ISDN to T1/PRI. The Pipeline family of products is easy to install and manage using a JAVA configuration utility, and provides robust security solutions using virtual private networking ("VPN"), tunneling, and an integrated firewall technology. These products also provide user-friendly enhancements such as IP address translation, support for automatic backup, and dynamic bandwidth on demand.

  The Multiband family and Multiband Max family of products use inverse multiplexing technology to provide dynamic bandwidth on demand for videoconferencing operations, data backup and overflow, and other applications with fluctuating bandwidth needs. These products use Ascend Inverse Multiplexing ("AIM") to optimize the dial-up bandwidth process, and conform with industry standards such as the Bandwidth ON Demand Interoperability Group ("BONDING"). The Multiband family and Multiband Max family of products scale from 128 kbs speed to 3 Mbps on a single connection, and the Multiband Max family is scalable enough to upgrade to remote access capabilities, offering true multi-service flexibility.

Network Management and Security

  The Navis family and SecureConnect family of network management and security products provide comprehensive network management and security across the Company's broad product offerings. The Navis network management family provides comprehensive operations control for Ascend access and switch devices, using the latest client/server and web technologies to ease operator use. The Navis family consists of NavisCore, NavisXtend and NavisAccess, which are applications that deliver management features such as discovery and mapping, configuration management, performance measurement and fault monitoring. These features provide customized information about the network ranging from the "big picture" view to the smallest details.

  The SecureConnect family of security products works hand-in-hand with the Max and Pipeline family of products to bring affordable network security to both central sites and branch offices. The SecureConnnect family includes the Secure Access Firewall, an integrated firewall product offering, the

Secure Control Manager, a configuration and management utility, and NavisRadius, a product offering that supports user authentication, billing and accounting.

Sales and Marketing

  The Company's sales and marketing objective is to ensure that subscribers to network services and users of applications equipment requiring such services are aware of the capabilities and benefits of the Company's products. To accomplish this objective, the Company has developed and maintains marketing and sales relationships with major telecommunications carriers, ISPs, VARs, distributors, and applications equipment manufacturers who, in turn, market and sell the Company's products to end-user customers. The Company's sales force also sells products directly to end-user customers.

  The primary role of the Company's sales force is to: (i) provide support to telecommunications carriers, ISPs, VARs, distributors, and applications equipment manufacturers; (ii) assist telecommunications carriers, ISPs and end-user customers in addressing complex network and Internet access problems; (iii) differentiate the features and capabilities of the Company's products from competitive offerings; and (iv) continually monitor and understand telecommunications carriers', ISPs' and end-user customers' evolving needs for network services.

  The Company also has several marketing programs to support the sale and distribution of its products. The objective of these programs is to inform telecommunications carriers, ISPs, VARs, distributors, applications equipment manufacturers and end-user customers about the capabilities and benefits available with the use of the Company's remote networking equipment. The programs include participation in industry trade shows and technical conferences, design and presentation of technology seminars, publication of customer newsletters and technical and educational articles for the trade press and other industry journals and frequent communications with the installed base of end-user customers regarding evolving applications for the Company's products.

Telecommunications Carriers

  The Company's products are sold and serviced by major telecommunications carriers around the world. Sales to telecommunications carriers are subject to the Company's standard terms and conditions of sale. Certain of the telecommunications carriers are entitled to periodically exchange unsold inventory for other products offered by the Company, subject to a maximum exchange limit and subject to a minimum restocking requirement for returned inventory.

Internet Service Providers

  The Company's products are sold through its direct, value-added reseller and distributor channels to ISPs. The Company has relationships with many major ISPs worldwide, including UUNET. Sales to UUNET (including its parent company MCI Worldcom) accounted for 13% and 17% of net sales in 1998 and 1997, respectively.

Value-Added Resellers and Distributors

  In North America, the Company employs a two-tier reseller channel strategy. As part of this strategy, the Company maintains contractual relationships with and sells its products to VARs and end users around the world through three multinational distributors. In addition, the Company has entered into non-exclusive agreements with premier VARs to sell and service the Company's products. The terms of the agreements generally are for periods not in excess of twelve months, subject to annual renewals and earlier termination by either party with prior notice. VARs and distributors are entitled to periodically return unsold inventory to the Company. Returns are subject to a maximum limit and may be subject to a minimum restocking requirement.

Applications Equipment Manufacturers

  The Company's products are also sold and serviced by several applications equipment manufacturers, under which the Company provides its certain of its products for resale. Some of these applications equipment manufacturers may, at any time, cancel orders for product delivery which it has placed with the Company, subject to the payment of specified minimum amounts. In addition, the Company has entered into agreements with applications equipment manufacturers and integrators of videoconferencing equipment, under which these companies are authorized to resell the Company's products using their own identification label. These videoconferencing applications equipment manufacturers are not obligated to purchase minimum volumes of product and may cancel orders placed with the Company at any time prior to scheduled shipment.

Worldwide Sales and Marketing Organization

   The Company's worldwide sales and marketing organization supports North American and International sales across all business units. In North America, the Company has sales offices located in major metropolitan areas including:
Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Durham, Dallas, Denver, Hartford, Houston, Indianapolis, Kansas City, Los Angeles, Minneapolis, New York, Orlando, Phoenix, Portland, Providence, San Francisco, Seattle, St. Louis, Tampa, Toronto, Vancouver and Washington D.C. International sales have been principally export sales and currently are made through telecommunications carriers, ISPs, VARs and distributors servicing approximately 50 countries, including Japan, Germany, United Kingdom, France, Sweden, Belgium, Italy, Spain, Hong Kong, Australia, Singapore, Korea, Taiwan, India and China. The carriers, VARs and distributors generally provide system installation, technical assistance and support to end-user customers within their area of responsibility. Generally, international telecommunications carriers, VARs and distributors have non-exclusive rights to sell and market the Company's products within their respective countries. International sales accounted for approximately 29%, 31% and 35% of net sales in 1998, 1997 and 1996 respectively. International sales are made primarily in United States dollars and are subject to government controls and other risks associated with international business activities.

Technical Assistance and Support

   A high level of continuing technical assistance and support is important to the Company's objective of developing long-term relationships with customers. The majority of these technical assistance and support activities are related to installations and network configuration issues and are primarily provided by third parties distributing the Company's products. The Company supports its sales personnel and customers by providing telephone support and remote access to customer installations through the Company's Technical Assistance Centers in Alameda and San Jose, California, Phoenix, Arizona, Westford and Marlboro, Massachusetts, Sophia Antipolis, France, Melbourne, Australia and Tokyo, Japan. Remote access is accomplished either through a digital dial-up network connection directly to a customer's installation or through a modem connection to the control port of the customer's system. The connection allows the Company's technical support personnel to remotely analyze and correct installation and configuration problems. The Company also offers on-site installation and technical assistance for fixed fees, which to date have not been significant.

  The Company's products have standard hardware warranties of up to 12 months and standard software warranties of up to 90 days. The Company has a variety of comprehensive and flexible hardware and software maintenance and support programs available for products no longer under warranty, with services ranging from time and materials remote service support to 24-hour on-site support, depending on the end-user customer preference. The Company also offers various training courses for its third party resellers and end-user customers.

Research and Development

   The Company believes that its future success depends in part on its ability to continue to enhance its existing products and to develop new products that maintain technological competitiveness. The Company also believes its product development activities should be directed to solving the practical needs of its customers. The Company monitors changing customer needs and works closely with users of network access products, including telecommunications carriers, ISPs, applications equipment manufacturers, VARs and distributors, end-user customers and market research organizations to monitor changes in the marketplace. The Company intends to remain dedicated to industry standards and to continue to support emerging wide area networking protocol standards and carrier services.

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

  The Company has expanded its research and development expertise by acquiring key technologies and core competencies through mergers with and acquisitions of public and private companies in the networking industry. In October 1998, the Company purchased Stratus Computer, Inc. ("Stratus"), a manufacturer of fault-tolerant computer systems, and announced its intention to divest the non-telecommunications business units of Stratus prior to the consummation of the acquisition. In June 1997, the Company acquired Cascade Communications Corp. ("Cascade"), a developer and manufacturer of wide area network switches. In April 1997, the Company acquired Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high-speed ATM switching products. In February 1997, the Company purchased InterCon Systems Corporation ("InterCon"), a developer of remote access client software products. In January 1997, Cascade acquired Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products.

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

  The Company's research and development expenditures were $216.2 million, $156.0 million and $93.7 million in 1998, 1997 and 1996, respectively. Research and development expenditures are expensed as incurred. At December 31, 1998, approximately 1,320 full-time employees were engaged in research and development.

Competition

  The market for WAN products is highly competitive and subject to rapid technological change. The Company expects competition to continue and increase in the future. The Company's primary competitors are Cisco Systems, Inc. ("Cisco"), 3Com Corporation ("3Com"), Newbridge Networks, Inc. ("Newbridge") and Northern Telecom, Ltd. ("Nortel"). Cisco, 3Com and Nortel have substantially greater financial and marketing resources than the Company. Competitive factors in the WAN market include core technology, breadth of product features, scalability of products, product quality and functionality, pricing, marketing and distribution resources, international certifications and technical service and support. The Company believes it presently competes favorably with respect to each of these factors and is positioned to respond to anticipated competitive actions.

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

Manufacturing and Quality

  The Company has received the International Standard Organization ("ISO") 9002 certification for quality. The Company's manufacturing operations consist primarily of materials planning and procurement, final assembly, burn-in, final system testing and quality control. The Company designs all of the hardware sub-assemblies for its products and uses the services of contract manufacturers to build these sub-assemblies and certain of its products to the Company's specifications. The Company presently uses a variety of independent third party contract assembly companies to perform printed circuit board assembly and in-circuit testing. The Company installs its proprietary software into the electronically erasable programmable read only memory ("EEPROM") of its systems in order to configure products to meet customer needs and to maintain quality control and system security. The manufacturing process enables the Company to configure its products in combinations to meet a wide variety of individual customer requirements. The Company uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing and statistical process control testing by technicians, to assure the quality and reliability of its products.

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

  The Company has increased its manufacturing capacity as required by adding additional facilities and personnel and will continue to increase its manufacturing capacity as needed. The Company's financial results could be adversely affected if it encounters delays or for any other reason does not expand manufacturing capacity as required.

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

Employees

  As of December 31, 1998, the Company employed approximately 3,060 persons, including 1,240 in sales and marketing, 290 in manufacturing, 1,320 in engineering and 210 in finance and administration. Of these, approximately 410 were employed outside of North America. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing and product development personnel. The Company typically does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company.

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


ITEM 2.  PROPERTIES

  The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 375,000 square feet and are located in seven buildings in Alameda, California. The Company occupies its current facilities under leases which expire at various dates through March 2003. In addition, the Company leases sales offices and development centers in major metropolitan areas including Atlanta, Boston, Chicago, Cincinnati, Cleveland, Columbus, Durham, Dallas, Denver, Hartford, Houston, Indianapolis, Kansas City, Los Angeles, Minneapolis, New York, Orlando, Phoenix, Portland, Providence, Salt Lake City, San Francisco, Seattle, St. Louis, Tampa, Toronto, Vancouver and Washington D.C. The Company expects that it will require additional facilities over the next few years.


ITEM 3.  LEGAL PROCEEDINGS

  On January 13, 1999, four purported class action complaints challenging the proposed merger between Ascend and Lucent were filed in the Delaware Court of Chancery by individuals who claim to be stockholders of Ascend. The complaints name the Company, its directors and certain former directors of Cascade Communications Corp. as defendants. One of the complaints also names Lucent as a defendant. The complaints allege, among other things, that the defendants have resolved to wrongfully allow Lucent to obtain the assets of Ascend at a bargain price, that the defendants have breached their fiduciary duties to the class, that action by the defendants will prevent Ascend's stockholders from receiving a fair price for their shares, that Ascend's directors failed to make an informed decision in recommending Lucent's offer, and that the terms of the proposed merger fail to include appropriate mechanisms to protect Ascend's stockholders against a decline in the price of Lucent's or Ascend's stock. The complaint naming Lucent alleges that it aided and abetted the breaches of fiduciary duty by the other defendants. The plaintiffs seek, among other things, (i) a declaration that the proposed transaction is unfair, unjust and inequitable; (ii) preliminary and permanent injunctive relief against the consummation or closing of the proposed transaction; (iii) rescission of the transaction in the event it is consummated; (iv) damages, (v) allowance for plaintiffs' attorneys' fees and expenses; and, (vi) other relief as the Court may deem just and proper.

  These actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and the named defendants vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's financial position, future results of operations or cash flows in a particular period.

  The Company and various of its current and former officers and directors are defendants in a number of consolidated class action lawsuits pending in the United Stated District Courts for the Central District of California, which have been filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997 ("federal securities actions"). In addition, the Company and one of its officers are defendants in a securities action filed in the Superior Court of Alameda County, California ("state securities action"). The state securities action purports to be brought in behalf of all purchasers of the Company's stock between July 15, 1997 and September 29, 1997 (excluding the defendants and parties related to them). The lawsuits allege that the defendants violated the federal or state securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

  On August 17, 1998, the Court certified the federal securities actions as a class action and appointed four plaintiffs to serve as class representatives.
On September 4, 1998, plaintiffs filed a second Amended and Consolidated Complaint. On February 2, 1999, the Court issued an Order granting the motion to dismiss and allowing plaintiffs to file an amended complaint. The state securities action has been stayed pending resolution of the motion to dismiss in the federal securities action.

  These actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's financial position, future results of operations or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

  In April 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes of action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. The Company has not yet engaged in substantive discovery and the ultimate outcome of this matter
cannot yet be determined.   The Company plans to vigorously defend this lawsuit.
Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of Ascend during the fourth quarter of 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ASND. As of February 28, 1999, there were approximately 3,340 stockholders of record. The following table sets forth for the period indicated, the high and low closing prices for Ascend's common stock as reported by the Nasdaq National Market.

                                                                     1998                                  1997
                                                          ---------------------------           ----------------------------
                                                             High            Low                    High            Low
                                                          ------------   ------------           -------------    -----------
Fourth quarter ended December 31,                             $ 69.63        $ 33.94                 $ 35.69        $ 22.00

Third quarter ended September 30,                               55.06          32.63                   56.75          30.00

Second quarter ended June 30,                                   51.81          36.13                   60.00          36.13

First quarter ended March 31,                                   38.75          24.38                   80.25          40.12



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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             Year Ended December 31,
Consolidated Statements of                    ----------------------------------------------------------------------------------
      Operations Data:                            1998             1997             1996             1995             1994
                                              --------------   --------------   --------------   --------------   --------------
                                                                  (in thousands, except per share amounts)
Net sales                                       $ 1,478,682      $ 1,167,352        $ 890,273        $ 287,438         $ 89,715
Cost of sales                                       543,971          413,570          311,745          101,859           32,500
                                              --------------   --------------   --------------   --------------   --------------
      Gross profit                                  934,711          753,782          578,528          185,579           57,215
Operating expenses:
      Research and development                      216,235          155,996           93,669           36,083           13,523
      Sales and marketing                           302,045          249,129          156,286           56,034           21,956
      General and administrative                     78,864           35,267           29,855           16,084            6,268
      Purchased in-process research and
       development                                  266,953          231,100                -                -                -
      Costs of mergers                              (18,279)         150,271           13,900                -                -
                                              --------------   --------------   --------------   --------------   --------------
             Total operating expenses               845,818          821,763          293,710          108,201           41,747
                                              --------------   --------------   --------------   --------------   --------------
Operating income (loss)                              88,893          (67,981)         284,818           77,378           15,468
Interest income                                      28,102           23,029           17,186            8,360            1,750
                                              --------------   --------------   --------------   --------------   --------------
Income (loss) before income taxes                   116,995          (44,952)         302,004           85,738           17,218
Provision for income taxes                          136,649           79,422          118,114           32,793            1,402
                                              --------------   --------------   --------------   --------------   --------------

Net income (loss)                                 $ (19,654)       $(124,374)       $ 183,890         $ 52,945         $ 15,816
                                              ==============   ==============   ==============   ==============   ==============

Net income (loss) per share - diluted               $ (0.10)         $ (0.66)          $ 0.94           $ 0.30           $ 0.11
                                              ==============   ==============   ==============   ==============   ==============
Number of shares used in per share
      calculation - diluted                         199,291          189,129          196,246          175,216          148,516
                                              ==============   ==============   ==============   ==============   ==============

                                                                                December 31,
                                              ----------------------------------------------------------------------------------
Consolidated Balance Sheet Data:                  1998             1997             1996             1995             1994
                                              --------------   --------------   --------------   --------------   --------------
                                                                               (in thousands)
Working capital                                 $ 1,050,785      $   745,949        $ 652,447        $ 331,937         $ 92,415
Total assets                                      2,531,478        1,137,894          922,127          481,873          126,620
Total stockholders' equity                        2,094,144          969,256          767,233          411,293          103,154

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Ascend develops, manufactures and sells wide area networking solutions for telecommunications carriers, ISPs and corporate customers worldwide which enable them to build: (i) Internet access systems consisting of POP equipment for ISPs and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, ATM and IP switches; (iii) extensions and enhancements to corporate backbone networks that facilitate access by remote offices, telecommuters and mobile computer users; (iv) non-stop computing platforms and Intelligent Networking ("IN") solutions for enhanced voice services in telephony networks; and (v) videoconferencing and multimedia access solutions. The Company's products support existing digital and analog networks.

  In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lucent, pursuant to which each outstanding share of Ascend common stock will be exchanged for 0.825 shares of Lucent common stock, and each outstanding option or warrant to purchase Ascend common stock will be converted into an option or warrant to purchase Lucent common stock (adjusted for the exchange ratio). The merger is expected to be accounted for as a pooling of interests, is subject to standard regulatory approvals and is expected to close during the second quarter of 1999.

  In February 1999, Lucent announced a two-for-one stock split, payable on April 1, 1999 to shareholders of record as of March 5, 1999. Under the terms of the Merger Agreement the exchange ratio will be adjusted for the effect of this stock split and any similar changes in the capitalization of Lucent.

  In October 1998, the Company purchased Stratus, a manufacturer of fault-tolerant computer systems, and announced its intention to divest the non-telecommunications business units of Stratus prior to the consummation of the acquisition. In June 1997, the Company acquired Cascade, a developer and manufacturer of wide area network switches. In April 1997, the Company acquired Whitetree, a developer and manufacturer of high-speed ATM switching products.
In February 1997, the Company purchased InterCon, a developer of remote access client software products. In January 1997, Cascade acquired Sahara, a privately held developer of scaleable high-speed broadband access products.

Results of Operations

  The following table summarizes the percentage of net sales represented by certain line items from the Company's consolidated statements of operations:

                                                                           Year Ended December 31,
                                                            -----------------------------------------------------
                                                                1998                1997                1996
                                                            -------------      --------------      --------------
Net sales................................................          100  %              100    %            100  %
Cost of sales............................................           37                  35                  35
                                                            -----------        ------------        ------------
  Gross profit...........................................           63                  65                  65
Operating expenses:
  Research and development...............................           15                  14                  10
  Sales and marketing....................................           20                  21                  18
  General and administrative.............................            5                   3                   3
  Purchased in-process research and development..........           18                  20                   -
  Costs of mergers.......................................           (1)                 13                   2
                                                            -----------        ------------        ------------
    Total operating expenses............................            57                  71                  33
                                                            -----------        ------------        ------------
Operating income (loss) .................................            6                  (6)                 32
Interest income, net.....................................            2                   2                   2
                                                            -----------        ------------        ------------
Income (loss) before income taxes........................            8                  (4)                 34
Provision for income taxes...............................            9                   7                  13
                                                            -----------        ------------        ------------
Net income (loss)........................................           (1) %              (11)  %              21  %
                                                            ===========        ============        ============

Years Ended December 31, 1998, 1997 and 1996

  Net Sales.   Net sales for 1998 increased 27% to $1.479 billion as compared to
$1.167 billion in 1997, which increased 31% from $890.3 million in 1996. International sales (sales outside of North America) increased to $427.5 million in 1998 as compared to $362.3 million in 1997 and to $313.3 million in 1996 and accounted for 29%, 31% and 35% of net sales in 1998, 1997 and 1996, respectively. Substantially all of the increase in sales in each period was attributable to increases in unit shipments of the Company's products.

  The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for 1998, 1997 and 1996, respectively:

                                                           Year Ended December 31,
                                           ------------------------------------------------------
       Business Unit                           1998               1997                  1996
---------------------------------------    -------------      -------------         -------------
Core Systems...........................           47  %              35  %                36  %
Access Switching.......................           41                 52                   48
Enterprise Access......................            7                  9                   13
Other..................................            5                  4                    3
                                           -------------      -------------         -------------
     Total Company.....................          100  %             100  %               100  %
                                           =============      =============         =============

  Core Systems - The Core Systems business unit consists of the B-STDX family of Frame Relay switches, the CBX500 and GX 550 ATM switches, the SA family of broadband access products, the Carrier Signaling Group of products acquired from Stratus and the GRF family of IP switches. Core Systems products accounted for 47%, 35% and 36% of total Company net sales for 1998, 1997 and 1996, respectively. The increase in Core Systems sales as a percentage of net sales in 1998 was primarily attributable to significant growth in sales of ATM switches. Incremental revenues from the acquisition of Stratus also contributed to the increase, to a lesser extent. The decline in Core Systems revenues as a percent of net sales in 1997 was primarily attributable to the increase in sales of the MAX family of Access Switching products.

  Access Switching - The Access Switching business unit consists of the MAX family of products, which accounted for 41%, 52% and 48% of total Company net sales for 1998, 1997 and 1996, respectively. Access Switching revenues were relatively flat year-over-year from 1997 to 1998, but declined as a percentage of total sales due to the increase in total revenues. The increase in Access Switching revenues as percent of net sales in 1997 was primarily attributable to increased shipments of MAX products, due to increased demand for corporate remote networking applications.

  Enterprise Access - The Enterprise Access business unit consists of the Pipeline family of remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment. Enterprise Access products accounted for 7%, 9% and 13% of total Company net sales for 1998, 1997 and 1996, respectively. Enterprise Access revenues were relatively flat year-over-year from 1997 to 1998, but declined as a percentage of total sales due to the increase in total revenues. The decline in Enterprise revenues as a percent of net sales in 1996 was primarily attributable to price reductions of the Pipeline family of products due to increased competition.

  Gross Margin. Gross margin was 63% for 1998 and 65% for both 1997 and 1996. The decrease in gross margin in 1998 was primarily due to decreases in the average selling prices of the Company's products. To a lesser extent, the acquisition of Stratus contributed to the decrease in gross margin, as gross margins for products sold by Stratus were lower than the Company's gross margins. In the future, the Company's gross margin may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

  Research and Development. Research and development expenses increased to $216.2 million in 1998 as compared to $156.0 million in 1997 and $93.7 million in 1996. These increases were primarily due to the addition of engineering personnel, expenses related to the development and enhancement of the Company's existing and new products, expenses related to applications and product testing required to enter new markets, addition of development laboratory equipment, and material costs associated with new product prototypes. In addition, research and development expenses have increased in part through the addition of engineering personnel as a result of the Company's mergers and acquisitions. Research and development expenses as a percent of net sales increased to 15% in 1998 from 14% in 1997 and 10% in 1996. The Company expects that spending for research and development will increase in absolute dollars in 1999 but may continue to vary as a percentage of net sales.

  Sales and Marketing.   Sales and marketing expenses increased to $302.0
million in 1998 compared to $249.1 million in 1997 and $156.3 million in 1996. These increases were primarily due to the addition of sales, marketing and technical support personnel and related commissions, and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. Approximately 50% of the total increase in sales and marketing expenses in 1998 were attributable to each of the factors listed above, respectively. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increasing number of customers and products. Sales and marketing expenses as a percent of net sales decreased slightly to 20% in 1998 from 21% in 1997, which increased from 18% in 1996. The Company expects that sales and marketing expenses will increase in absolute dollars in 1999 but may continue to vary as a percentage of net sales.

  General and Administrative. General and administrative expenses increased to $78.9 million in 1998 as compared to $35.3 million in 1997 and $29.9 million in 1996. The increase in 1998 was partially due to the effect of special charges totaling $27.5 million related to the settlement of a patent issue, the settlement of an outstanding receivable from a contract manufacturer and the establishment of reserves against certain customers afforded working capital loans. In addition, the increases in absolute dollars in both years were due to the addition of finance and administrative personnel, bonus compensation paid to the Company's employees, and increased costs for insurance and contract personnel associated with information systems service and support. General and administrative expenses as a percent of net sales were 5% in 1998 compared to 3% in both 1997 and 1996. Excluding the effect of the special charges discussed above, general and administrative expenses were 3% of net sales in 1998. The Company expects that spending for general and administrative activities will increase in absolute dollars in 1999 but may continue to vary as a percentage of net sales.

  Purchased In-Process Research and Development. Purchased in-process research and development costs were $267.0 million for 1998 and $231.1 million for 1997. These costs were related to the acquisition of Stratus during the fourth quarter of 1998, and the acquisitions of InterCon and Sahara during the first quarter of 1997. These acquisitions provide technology and expertise that the Company is using to enhance and expand the breadth of its product offerings to end-user markets.

  In connection with the acquisition of Stratus, purchased in-process research and development totaling $267.0 million was written off as a non-recurring charge at the date of acquisition because the purchased in-process research and development had not yet reached technological feasibility and had no future alternative use. A total of $133.5 million was allocated to existing technology ($130.0 million) and the assembled work force ($3.5 million), with these amounts being amortized over periods of ten years and three years, respectively.

  The purchased in-process research and development acquired in 1998 is expected to facilitate the development of products which will enable carriers and network service providers to more effectively integrate their existing voice and data networks. As a result, the Company expects to be able to target markets that have historically been served by traditional telecommunications equipment suppliers. The Company is using the purchased in-process research and development to create new products that will become part of the Core Systems business unit product suite, with anticipated product release dates throughout 1999 and 2000. Although the Company expects that the purchased in-process research and development will be successfully developed, there can be no assurance that commercial viability of these products will be achieved.

  The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish whether the product will be able to meet its design specifications, including functions, features and technical performance requirements. The estimated cost to develop the in-process research and development was approximately $48 million, the majority of which is expected to be incurred in 1999.

  The value of the purchased in-process research and development from the Stratus acquisition was determined by estimating the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below. If these projects to develop commercial products based on the purchased in-process research and development are not successfully completed, the Company's operating results may be adversely affected in future periods.

  Revenues and operating profit attributable to the in-process research and development were estimated to total $5.1 billion and $2.3 billion, respectively, over an eleven-year projection period. The resulting projected net cash flows were discounted to their present value using a discount rate of 35%, which was calculated based on the weighted average cost of capital, adjusted for the technology risk associated with the purchased in-process research and development, which was considered to be significant due to the rapid pace of technological change in the telecommunications industry. The resulting valuation of $370.8 million was subsequently reduced to $267.0 million due to the pro-rata allocation of the excess of the estimated fair value of the net assets acquired over the purchase price.

  For projected cash flows attributable to existing technology, a discount rate of 30% was used, which reflects the weighted average cost of capital, adjusted for the technology risk associated with these technologies.

  The primary purchased in-process research and development in 1997 was the Broadband access technology acquired through the January 1997 acquisition of Sahara by Cascade, which was subsequently acquired by the Company. In connection with the acquisition of Sahara, purchased in-process research and development totaling $213.0 million was written off as a non-recurring charge at the date of acquisition because the purchased technology had not yet reached technological feasibility and had no future alternative use. At the acquisition date, Sahara had no revenues or commercially available products. The Company's revenues attributable to the Broadband access technology were not significant in either 1998 or 1997.

  Costs of Mergers. In 1998, the Company reversed accrued merger costs of $18.3 million, which related to the estimated costs charged to operations in 1997 of approximately $150.3 million. These costs principally related to the acquisition of Cascade and consisted primarily of investment banking fees, professional fees, reserves for redundant assets, redundant products and employee severance packages. In 1996, the Company charged to operations merger costs of approximately $13.9 million. These costs principally related to the acquisition of NetStar, Inc. and consisted primarily of investment banking fees, professional fees and other direct costs associated with the merger. There were no remaining merger related accruals at September 30, 1998.

  In conjunction with the acquisition of Stratus in the fourth quarter of 1998, the Company recorded, as part of the purchase price, accrued merger costs of $49.3 million, which consist of $7.6 million of merger transaction costs and $41.7 million of integration expenses. Integration expenses consist of $2.4 million for severance and outplacement costs, $34.8 million for costs associated with the divestiture of the non-telecommunications business units, and $4.5 million of other merger related costs. At December 31, 1998, the accrued merger costs for Stratus were $49.3 million, with such costs expected to be paid during the first three quarters of 1999.

  Interest Income. Interest income increased to $28.1 million in 1998 compared to $23.0 million in 1997 and $17.2 million in 1996. The increase in interest income during 1998 and 1997 was primarily due to increases in cash and investments balances, which were primarily attributable to cash generated from operations, and proceeds received from the exercise of stock options.

  Provision for Income Taxes. The provision for income taxes for 1998 was $136.6 million compared to $79.4 million for 1997 and $118.1 million in 1996. The Company's tax expense for 1998 and 1997 was impacted by non-deductible costs associated with the Company's business combinations. Excluding the effects of these non-deductible charges, the Company's effective tax rate was 35.6% for 1998 and 37.3% for 1997, which approximates the effective statutory federal and state income tax rates adjusted for the impact of tax exempt interest, the benefits associated with the Company's Foreign Sales Corporation and the utilization of various tax credits. The decrease in the Company's effective tax rate from 1997 to 1998 was primarily attributable to the utilization of various tax credits. Excluding the effects of non-deductible one-time charges, the Company's effective tax rate was 38.2% for 1996.

Liquidity and Capital Resources

  At December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents, short-term investments and investments totaling $1.137 billion and an unsecured $25.0 million revolving line of credit which expires in June 1999. There were no borrowings or amounts outstanding under the line of credit as of December 31, 1998. The increase in cash and cash equivalents of $201.8 million for 1998 was attributable to $281.9 million of cash provided by operations and $203.8 million of cash provided by financing activities, offset by $283.9 million of cash used in investing activities. The net cash provided by operating activities for 1998 was primarily due to the net loss, adjusted for the effects of purchased research and development and depreciation and amortization, offset by changes in working capital assets.

  Net cash used in investing activities of $283.9 million for 1998 related primarily to net purchases of investments of $362.9 million and expenditures for property and equipment of $157.5 million, offset by cash acquired in conjunction with the acquisition of Stratus of $269.4 million. Financing activities provided $203.8 million in 1998, due to proceeds from the exercise of stock options and issuance of common stock in connection with the Company's stock option and stock purchase plans.

  At December 31, 1998, the Company had $1.051 billion in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.

Factors which may affect future results

  The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed below and in the Company's Registration Statement on Form S-4/A (No. 333-62281) filed on September 9, 1998 in connection with the acquisition of Stratus. This Report on Form 10-K should be read in conjunction with such Form S-4/A, particularly the section entitled "Risk Factors".

Merger Agreement with Lucent

  On January 12, 1999, the Company and Lucent executed a definitive merger agreement pursuant to which Dasher Merger Inc., a Delaware corporation and a wholly owned subsidiary of Lucent, will merge, subject to certain conditions, with and into the Company and the Company will become a wholly owned subsidiary of Lucent. Under the terms of the merger, each outstanding share of common stock of the Company will be exchanged for 0.825 shares of common stock of Lucent, subject to adjustment for changes in Lucent's capitalization, including the two-for-one stock split announced by Lucent in February 1999. The announcement of the merger could have an impact on the ability of the Company to market its products and services to its customers, possibly causing operating results to vary from those expected. The merger is subject to approval by the Company's stockholders and various regulatory agencies, including the Department of Justice, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, the Company's results of operations and common stock price could be materially adversely affected.

  If the merger is successfully completed, holders of the Company's common stock will become holders of Lucent common stock. Lucent's business is different from that of the Company, and Lucent's results of operations, as well as the price of Lucent common stock, may be affected by factors different than those affecting the Company's results of operations and the price of the Company's common stock. For a discussion of Lucent's business and certain factors to consider in connection with such business, see Lucent's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

Dependence on the Internet Access and Telecommunications Markets

  A substantial portion of the Company's sales of its MAX and Pipeline products is related to the Internet industry. In North America, the Company sells a substantial percentage of its products, particularly its MAX products, to ISPs. Additionally, a substantial portion of the Company's sales of its core systems products is related to the telecommunications carrier industry. In North America, the Company sells a substantial percentage of its core systems products to public carriers. There can be no assurance that these industries and their infrastructure will continue to develop or that acceptance of the Company's products by these industries will be sustained. The Company believes competition in the

Internet and public carrier industry will increase significantly in the future and could have a material adverse effect on the Company's business, results of operations or financial condition.

Integration of Acquisitions

  The Company concluded the acquisition of one company in 1998 and four companies in 1997. Achieving the anticipated benefits of these acquisitions or any other acquisitions the Company may undertake will depend in part upon whether the integration of the acquired companies' products and technologies, research and development activities, and sales, marketing and administrative organizations is accomplished in an efficient and effective manner. There can be no assurance that this will occur. Moreover, the integration process may temporarily divert management attention from the day-to-day business of the Company. Failure to successfully accomplish the integration of acquired companies could have a material adverse effect on the Company's business, financial condition or results of operations.

International Sales

  The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company depends on third party resellers for a substantial portion of its international sales. Certain of these third party resellers also act as resellers for competitors of the Company that can devote greater effort and resources to marketing competitive products. The loss of certain of these third party resellers could have a material adverse effect on the Company's business, financial condition or results of operations. Although substantially all of the Company's sales are denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales and profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. These seasonal factors may have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results

  The Company typically operates with a relatively small backlog. As a result, quarterly sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received within the quarter, all of which are difficult to forecast. In the Company's most recent quarters, the sequential sales growth has fluctuated significantly, and a disproportionate share of the sales occurred in the last month of the quarter. These occurrences are extremely difficult to predict and may happen in the future. The Company's ability to meet financial expectations could be hampered if the nonlinear sales pattern continues in future periods. Accordingly, the cancellation or delay of even a small percentage of customer purchases could materially adversely affect the Company's results of operations in the quarter. A significant portion of the Company's net sales in prior periods has been derived from relatively large sales to a limited number of customers, and therefore the failure of the Company to secure expected large sales may have a material adverse impact on results of operations. A significant portion of the Company's expenses are fixed in advance based in large part on the Company's forecasts of future sales. If sales are below expectations in any given quarter, the adverse impact of the sales shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall.

Rapidly Changing Technologies

  The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The introduction of new products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Furthermore, products such as those offered by the Company may contain undetected or unresolved hardware problems or software errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, hardware problems or software errors will not be found in new products after commencement of commercial shipments, resulting in delay in or loss of market acceptance. Future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could have a material adverse effect on the Company's business, results of operations or financial condition.

Competition

  The Company mainly competes in four segments of the data networking market:
(i) WAN and Internet access, (ii) WAN and Internet backbone switching, (iii) remote LAN access and Internet subscriber access, and (iv) videoconferencing and multimedia access. The Company competes in one or more of these market segments with Cisco, 3Com, Newbridge, Nortel and many others. Some of these competitors have substantially greater financial, marketing and technical resources than the Company. The Company expects additional competition from existing competitors and from a number of other companies, some of which may have substantially greater financial, marketing and technical resources than the Company, that may enter the Company's existing and future markets. Increased competition could result in price reductions, reduced profit margins and loss of market share, each of which would have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company expects that its gross margins could be adversely affected in future periods by price changes resulting from increased competition. In addition, increased sales of Pipeline products as a percentage of net sales may materially adversely affect the Company's gross margins in future periods as these products have lower gross margins than the Company's other products.

Reliance on Third Party Telecommunications Carriers, Value-Added Resellers and Distributors

  The Company's use of third parties to distribute its products to VARs may adversely affect the Company's gross margins. The Company's sales are, to a significant degree, made through telecommunications carriers, VARs and distributors. Accordingly, the Company is dependent on the continued viability and financial stability of these companies. While the Company has contractual relationships with many telecommunications carriers, VARs and distributors, these agreements do not require these companies to purchase the Company's products and can be terminated by these companies at any time. There can be no assurance that any of the telecommunications carriers, VARs or distributors will continue to market the Company's products. The telecommunications carrier customers, to the extent they are resellers, VARs and distributors, generally offer products of several different companies, including products that are competitive with the Company's products. Accordingly, there is a risk that these companies may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Any special distribution arrangement or product pricing arrangement that the Company may implement in one or more distribution channels for strategic purposes could materially adversely affect gross profit margins.

Dependence on Key Personnel

  The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, marketing and product development personnel. The Company typically does not have employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key personnel could materially adversely affect the Company.

Management of Growth

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

Proprietary Rights

  The Company relies on a combination of patents, copyright, and trade secret laws and non-disclosure agreements to protect its proprietary technology. However, there can be no assurance that any of the Company's proprietary technology rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantage. From time to time, the Company receives notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. The Company is currently involved in patent disputes the results of which are not presently determinable. Such disputes could result in significant expenses to the Company and divert the efforts of the Company's technical management personnel.

Dependence on Contract Manufacturers and Single-Source Suppliers

  Although the Company generally uses standard parts and components for its products, certain components, including certain key microprocessors and integrated circuits, are presently available only from a single source or from limited sources. The Company has no supply commitments from its vendors and generally purchases components on a purchase order basis as opposed to entering into long term procurement agreements with vendors. The Company has generally been able to obtain adequate supplies of components in a timely manner from current vendors or, when necessary to meet production needs, from alternate vendors. The Company believes that, in most cases, alternate vendors can be identified if current vendors are unable to fulfill needs. However, delays or failure to identify alternate vendors, if required, or a reduction or interruption in supply, or a significant increase in the price of components could materially adversely affect the Company's revenues and financial results and could impact customer relations.

Ascend Year 2000 Readiness Disclosure

  The Year 2000 computer issue creates a risk for Ascend and therefore the Company makes the following Year 2000 readiness disclosure. If computer systems do not correctly recognize date information when the year changes to 2000, there could be a materially adverse impact on the Company's operations. The risk for the Company exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from the Company's customers, and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is currently evaluating its exposure in all of these areas and expects to complete such evaluation no later than June 30, 1999.

  Internal Systems. The Company has almost completed a comprehensive assessment and evaluation of its systems, equipment and facilities. The Company has a number of projects underway to test and replace or upgrade systems, equipment and facilities that are known to be Year 2000 non-compliant. The Company expects Year 2000 internal testing to be complete by June 1999. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

  Suppliers. The Company is also in the process of contacting its critical suppliers to determine whether the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company's process for assessing such compliance includes obtaining supplier certifications, supplier follow-up meetings and external testing, if required. Supplier certifications, supplier follow-up meetings and external testing, if required, are expected to be completed by June 1999. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that are not Year 2000 compliant.

  Warranty. On the basis of product designs and quality assurance tests, the Company believes the majority of its current products are Year 2000 compliant; however, some of the products sold by the Company in the past may not be Year 2000 compliant. The Company currently identifies the products that are certified as Y2K compliant through its Year 2000 readiness disclosure to customers, and for other products, does not have any obligation to upgrade these products. However, the Company's products are sometimes bundled or marketed with, or used by customers with, third party products which may not always be Year 2000 compliant. For these reasons, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition and such claims could have a material adverse impact on the Company's results of operations or financial condition. In addition, in the event that a significant number of the Company's customers experience Year 2000-related problems, whether or not due to the Company's products, demand for technical support and assistance may increase substantially. In such case, the Company's costs for providing technical support may rise and the quality of such technical support or the Company's ability to manage incoming requests may be impaired.

  Sales Impact. Year 2000 compliance is an issue for almost all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

  General. In order to evaluate the risks outlined above and to implement Year 2000 compliance solutions, Ascend has established a company wide team coupled with outside consultants. The internal Ascend Year 2000 compliance team consists of representatives from various functional areas, including risk management, finance, engineering, purchasing, and legal. The external Year 2000 compliance team includes various national Year 2000 compliance consultants. The team has established an overall Year 2000 compliance goal, incremental milestones and meets regularly to assess progress on its milestones.
Currently, the Company is establishing contingency plans to address the impact to the Company in the event its suppliers, products and internal systems are not Year 2000 compliant.

  Costs incurred to date on the Company's Year 2000 compliance project are approximately $11.5 million. Total costs of the project and compliance are estimated to be $20.0 million to $24.0 million and should be substantially incurred by June 30, 1999. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 compliance problems occur.

  The Company's Year 2000 compliance criteria comply with the requirements established by the US Government as stated in The Final GSA - Year 2000 Compliance.

Volatility of Stock Price

  The Company's common stock has experienced significant price volatility, and such volatility may occur in the future, particularly as a result of quarter-to-quarter variations in the actual or anticipated financial results of the Company or other companies in the networking industry, announcements by the Company or competitors regarding new product introductions or other developments affecting the Company or changes in financial estimates by public market analysts. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may materially adversely affect the market price of the Company's common stock. Recent periods of volatility in the market price of the Company's securities resulted in securities class action litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the operating results and financial condition of the Company.

  In consideration of these factors, there can be no assurance that the Company will be able to sustain growth in revenues or profitability, particularly on a period-to-period basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is experiencing a greater proportion of its sales activity through its partners in two-tier distribution channels. Such partners tend to have access to more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk. Additionally, the Company is experiencing increased demands for customer financing and leasing solutions. The Company also continues to monitor increased credit exposures because of the weakened financial conditions in Asia and South America and the impact that such conditions may have on the worldwide economy. Although the Company has not experienced significant losses due to customer default to date, such losses, if incurred, may have a material adverse impact on the Company's business, operating results, and financial position.

  The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale. The Company also has certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of the Company's investment portfolio while increasing the costs associated with its lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for the Company's investment portfolio. The Company does not currently hedge these interest rate exposures.

  The following table presents the hypothetical changes in fair values in the financial instruments held by the Company at December 31, 1998 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100BPS, and 150BPS over a twelve-month time horizon. Beginning fair values represent the market principal plus accrued interest and dividends for investments at December 31, 1998, which consist entirely of obligations of states and political subdivisions. Ending fair values comprise the market principal plus accrued interest, dividends, and reinvestment income at a twelve-month time horizon. This table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

        Valuation of securities         No change         Valuation of securities
        given an interest rate         in interest         given an interest rate
      decrease of X basis points          rates          increase of X basis points
      --------------------------       -----------       --------------------------
(150 BPS)    (100 BPS)      (50 BPS)                  50 BPS      100 BPS       150 BPS
---------    ---------      --------                  ------      -------       -------
$708,723     $703,999       $699,293     $694,717    $690,092     $685,534      $680,958


  A 50BPS move in the Federal Funds Rate has occurred in 9 of the last 10 years; a 100BPS move in the Federal Funds Rate has occurred in 6 of the last 10 years; and a 150BPS move in the Federal Funds Rate has occurred in 3 of the last 10 years. The Company also is exposed to interest rate risk associated with a lease on its facilities whose payments are tied to the London Interbank Offered Rate (LIBOR), and has evaluated the hypothetical change in lease obligations held at December 31, 1998 due to changes in the LIBOR rate. Market changes reflected immediate hypothetical parallel shifts in the LIBOR curve of plus or minus 50BPS, 100BPS, and 150BPS over a twelve-month period. The results of this analysis were not material to the Company's financial results.

  The Company also maintains investments in various privately held companies totaling $37.0 million at December 31, 1998, and may acquire additional investments in the future. The carrying value of these investments is subject to potential declines in value, depending on the financial performance of the privately held companies in which the investments are maintained. Although the Company believes that the investments are fairly valued at cost at December 31, 1998, there can be no assurance that unanticipated declines in value will not occur, the results of which could have a material adverse effect on the Company's financial position and results of operations.

  Prior to the acquisition of Stratus in the fourth quarter of 1998, substantially all of the Company's sales were denominated in US dollars. With the acquisition of Stratus, nondollar-denominated sales have increased to some extent. Accordingly, the Company has entered into forward foreign exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in certain European, Japanese, Asian, and Australian currencies. The forward currency contracts generally have original maturities of one to three months, with none having a maturity greater than one year in length. The total notional values of forward contracts purchased and forward contracts sold were not material at December 31, 1998, and management does not expect gains or losses on these contracts to have a material impact on the Company's financial position and results of operations.

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Currently, the Company's primary exposures relate to nondollar-denominated sales in Europe, Japan, the rest of Asia, and Australia and nondollar-denominated operating expenses in Europe and Asia. The introduction of the Euro as a common currency for members of the European Monetary Union has not had a material effect on the Company. At the present time, the Company hedges only those currency exposures associated with certain known assets and liabilities, denominated in nonfunctional currencies, and does not hedge anticipated foreign currency cash flows. The hedging activity of the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The success of this activity depends upon estimation of balances denominated in various currencies, primarily certain European, Japanese and Australian currencies. To the extent that these estimates are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASCEND COMMUNICATIONS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
  Report of Ernst & Young LLP, Independent Auditors                       28

  Report of Independent Accountants                                       29

  Report of Independent Accountants                                       30

  Consolidated Balance Sheets at December 31, 1998 and 1997               31

  Consolidated Statements of Operations for the
  years ended December 31, 1998, 1997 and 1996                            32

  Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996                            33

  Consolidated Statements of Cash Flows for the
  years ended December 31, 1998, 1997 and 1996                            34

  Notes to Consolidated Financial Statements                              35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Ascend Communications, Inc.

     We have audited the accompanying consolidated balance sheets of Ascend Communications, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. In June 1997, the Company merged with Cascade Communications Corp. ("Cascade") in a transaction which was accounted for as a pooling of interests. We did not audit the financial statements of Cascade for the year ended December 31, 1996, which statements reflect total revenues constituting 38% of the related 1996 consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Cascade, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascend Communications, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              ERNST & YOUNG LLP


Walnut Creek, California
January 22, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cascade Communications Corp.:


We have audited the accompanying consolidated statements of income, cash flows and stockholders' equity (none of which are presented herein) of Cascade Communications Corp. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above of Cascade Communications Corp. present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                              PricewaterhouseCoopers LLP



Boston, Massachusetts
January 22, 1997,
except for Note M as to which
the date is March 30, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cascade Communications Corp.:


Our report on the consolidated financial statements of Cascade Communications Corp. (none of which are presented herein) is included in this Annual Report on Form 10-K of Ascend Communications, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule included in the 1996 Annual Report on Form 10-K of Cascade Communications Corp. (not separately presented herein).

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                 PricewaterhouseCoopers LLP



Boston, Massachusetts
January 22, 1997

                          ASCEND COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                      1998                1997
                                                                                 --------------      ---------------
ASSETS
Current assets:
     Cash and cash equivalents.................................................     $  442,625           $  240,817
     Short-term investments....................................................        237,330              234,610
     Accounts receivable, less allowance for uncollectible accounts of
         $24,467 and $11,300 at December 31, 1998 and 1997, respectively.......        390,103              234,183
     Inventories...............................................................        197,896               99,637
     Deferred income taxes.....................................................        151,782               85,057
     Other current assets......................................................         57,335               20,283
                                                                                 --------------      ---------------
            Total current assets...............................................      1,477,071              914,587

Investments....................................................................        457,387               97,212
Property and equipment, net....................................................        282,260              114,351
Other assets...................................................................        314,760               11,744
                                                                                 --------------      ---------------
            Total assets.......................................................     $2,531,478           $1,137,894
                                                                                 ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................................................     $  113,060           $  54,414
     Accrued compensation and related liabilities..............................         72,896              25,315
     Other accrued liabilities.................................................        240,330              88,909
                                                                                 --------------      ---------------
            Total current liabilities..........................................        426,286              168,638

Deferred income taxes..........................................................         11,048                    -

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
     Preferred stock, $.001 par value:
            Authorized shares - 2,000
            No shares issued or outstanding....................................              -                    -
     Common stock, $.001 par value:
            Authorized shares - 400,000
            220,499 shares issued and outstanding (191,216 - 1997).............            220                  191
     Additional paid-in capital................................................      2,022,968              878,455
     Retained earnings.........................................................         70,956               90,610
                                                                                 --------------      ---------------
            Total stockholders' equity.........................................      2,094,144              969,256
                                                                                 --------------      ---------------
            Total liabilities and stockholders' equity.........................     $2,531,478           $1,137,894
                                                                                 ==============      ===============

See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                     Year Ended December 31,
                                                                --------------------------------------------------------
                                                                     1998                 1997                1996
                                                                ---------------      --------------      ---------------
Net sales.....................................................      $1,478,682          $1,167,352            $ 890,273
Cost of sales.................................................         543,971             413,570              311,745
                                                                ---------------      --------------      ---------------
     Gross profit.............................................         934,711             753,782              578,528
Operating expenses:
     Research and development.................................         216,235             155,996               93,669
     Sales and marketing......................................         302,045             249,129              156,286
     General and administrative...............................          78,864              35,267               29,855
     Purchased in-process research and development............         266,953             231,100                    -
     Costs of mergers.........................................         (18,279)            150,271               13,900
                                                                ---------------      --------------      ---------------
         Total operating expenses.............................         845,818             821,763              293,710
                                                                ---------------      --------------      ---------------

Operating income (loss) ......................................          88,893             (67,981)             284,818
Interest income...............................................          28,102              23,029               17,186
                                                                ---------------      --------------      ---------------

Income (loss) before income taxes.............................         116,995             (44,952)             302,004
Provision for income taxes....................................         136,649              79,422              118,114
                                                                ---------------      --------------      ---------------

Net income (loss).............................................      $  (19,654)         $ (124,374)           $ 183,890
                                                                ===============      ==============      ===============

Net income (loss) per share - diluted.........................      $   (0.10)          $    (0.66)           $    0.94
                                                                ===============      ==============      ===============
Number of shares used in per share
     calculation - diluted....................................         199,291             189,129              196,246
                                                                ===============      ==============      ===============

Net income (loss) per share - basic...........................      $   (0.10)          $    (0.66)           $    1.03
                                                                ===============      ==============      ===============
Number of shares used in per share
     calculation - basic......................................         199,291             189,129              178,630
                                                                ===============      ==============      ===============

See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)




                                                 Common Stock           Additional
                                           ------------------------      Paid-in          Retained
                                              Shares      Amount         Capital          Earnings           Total
                                           ------------  ----------   --------------    -------------    --------------
Balance at December 31, 1995............       171,858     $   172      $   359,985         $ 51,137       $   411,294
Tax benefit related to
     stock options......................             -           -          104,823                -           104,823
Effect of poolings......................         3,129           3           12,122           (1,491)           10,634
Exercise of warrants, Netstar...........           399           -            7,904                -             7,904
Issuance of common stock
     under employee stock option
     and stock purchase plans...........         6,695           7           42,373                -            42,380
Issuance of common stock................           444           -            6,308                -             6,308
Net income..............................            -            -                -          183,890           183,890
                                           ------------  ----------   --------------    -------------    --------------
Balance at December 31, 1996............       182,525         182          533,515          233,536           767,233
Tax benefit related to
     stock options......................             -           -           59,294                -            59,294
Effect of poolings......................         1,350           1           22,510          (18,552)            3,959
Purchase of Sahara......................         2,386           3          213,097                -           213,100
Issuance of common stock
     under employee stock option
     and stock purchase plans...........         4,955           5           50,039                -            50,044
Net loss................................             -           -                -         (124,374)         (124,374)
                                           ------------  ----------   --------------    -------------    --------------
Balance at December 31, 1997............       191,216         191          878,455           90,610           969,256
Tax benefit related to
     stock options......................             -           -          100,434                -           100,434
Purchase of Stratus.....................        18,134          18          836,362                -           836,380
Issuance of common stock
     under employee stock option
     and stock purchase plans...........        11,149          11          207,717                -          207,728
Net loss ...............................             -           -                -          (19,654)         (19,654)
                                           ------------  ----------   --------------    -------------    --------------
Balance at December 31, 1998............       220,499     $   220      $ 2,022,968         $ 70,956       $2,094,144
                                           ============  ==========   ==============    =============    ==============

See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                              Year Ended December 31,
                                                                -----------------------------------------------------
                                                                     1998                1997               1996
                                                                --------------      --------------      -------------
Net income (loss).............................................      $ (19,654)         $ (124,374)         $ 183,890
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization..........................         73,276              45,733             22,463
       Purchased in-process research and development..........        266,953             231,100                  -
       Costs of mergers.......................................        (18,279)            150,271             13,900
       Deferred income taxes..................................        (56,844)            (29,778)           (27,529)
       Tax benefit related to stock options...................        100,434              59,294            104,823
       Compensation related to stock options..................          3,941                 434                  -
       Changes in operating assets and liabilities:
           Accounts receivable................................       (118,626)            (58,418)          (133,946)
           Inventories........................................        (38,470)            (42,797)           (37,331)
           Other current assets...............................        (32,576)              6,337            (20,869)
           Other assets.......................................         (3,258)             (2,905)            (2,366)
           Accounts payable and other accrued liabilities.....         77,471            (105,951)            76,901
           Accrued compensation and related liabilities.......         47,581              (4,111)             1,839
                                                                --------------      --------------      -------------
               Net cash provided by operating activities......        281,949             124,835            181,775
                                                                --------------      --------------      -------------
Investing activities:
       Purchases of investments...............................     (1,048,751)           (483,122)          (268,631)
       Maturities and sales of investments....................        685,856             356,172            211,237
       Investments in privately held companies................        (33,000)                  -             (4,000)
       Purchases of property and equipment, net...............       (157,471)           (105,343)           (72,121)
       Effect of business combinations........................        269,438             (13,704)             9,169
                                                                --------------      --------------      -------------
               Net cash used in investing activities..........       (283,928)           (245,997)          (124,346)
                                                                --------------      --------------      -------------
Financing activities:
       Proceeds from issuance of common stock, net............        203,787              49,610             54,524
       Repayment of notes payable.............................              -                   -             (2,108)
                                                                --------------      --------------      -------------
               Net cash provided by financing activities......        203,787              49,610             52,416
                                                                --------------      --------------      -------------
Net increase (decrease) in cash and cash equivalents..........        201,808             (71,552)           109,845
Cash and cash equivalents, beginning of year..................        240,817             312,369            202,524
                                                                --------------      --------------      -------------
Cash and cash equivalents, end of year........................      $ 442,625           $ 240,817          $ 312,369
                                                                ==============      ==============      =============
Supplemental disclosure of cash flow information:
       Income tax payments....................................      $  60,078           $  45,395          $  54,270
                                                                ==============      ==============      =============
Supplemental schedule of noncash investing and financing
    activities information:
       Issuance of common stock for acquisitions..............      $ 836,380           $  213,100         $       -
                                                                ==============      ==============      =============
       Exercise of warrants in exchange for retirement of
           notes payable......................................      $       -           $        -         $   2,068
                                                                ==============      ==============      =============

See accompanying notes

                          ASCEND COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

   Ascend Communications, Inc. ("Ascend" or the "Company") develops, manufactures and sells wide area networking solutions for telecommunications carriers, Internet service providers and corporate customers worldwide which enable them to build: (i) Internet access systems consisting of point-of-presence termination ("POP") equipment for Internet Service Providers ("ISPs") and remote site Internet access equipment for Internet subscribers; (ii) telecommunications carrier and ISP backbone networks utilizing high speed Frame Relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP") switches;
(iii) extensions and enhancements to corporate backbone networks that facilitate access by remote offices, telecommuters and mobile computer users; (iv) non-stop computing platforms and Intelligent Networking ("IN") solutions for enhanced voice services in telephony networks; and (v) videoconferencing and multimedia access solutions. The Company's products support existing digital and analog networks.

  In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lucent Technologies Inc. ("Lucent"), pursuant to which each outstanding share of Ascend common stock will be exchanged for 0.825 shares of Lucent common stock, and each outstanding option or warrant to purchase Ascend common stock will be converted into an option or warrant to purchase Lucent common stock (adjusted for the exchange ratio). The merger is subject to approval by the Company's stockholders and various regulatory agencies, including the Department of Justice, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, the Company's results of operations and common stock price could be materially adversely affected.

2.   Accounting Policies

  Basis of Presentation -- The consolidated financial statements include the accounts of Ascend and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents -- Cash and cash equivalents consist of demand deposits and commercial paper in highly liquid short-term instruments with original maturities of three months or less from the date of purchase and are stated at cost, which approximates fair value. Substantially all of the Company's cash and cash equivalents are maintained by seven major financial institutions.

  Investments -- The Company maintains its investments with various high quality financial institutions, consistent with its investment policy objectives to preserve principal and maintain liquidity. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, the Company's investments were all classified as available-for-sale. Available-for-sale securities are carried at acquired costs which approximate fair value, determined using quoted market prices for these securities or similar financial instruments. Unrealized gains and losses, net of tax, are recorded in stockholders' equity until disposition. Unrealized gains and losses were not material for 1998, 1997 and 1996. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income.

  Accounts Receivable -- The Company sells and distributes a substantial percentage of its products to ISPs, VARs and distributors, and local and long-distance telecommunications carriers throughout North America, Europe, Asia and the Pacific Basin. Accounts receivable are principally from these customers. The Company conducts ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. The Company does not require collateral and has historically not experienced significant losses on trade receivables.

  Inventories -- Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. The Company provides for obsolete inventories in the period when obsolescence is determined to have occurred.

  Property and Equipment -- Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to four years, except for buildings and related improvements, which are depreciated using the straight-line method over periods ranging from fifteen to thirty-nine years.

  Intangible Assets -- Intangible assets are included in other assets and are carried at cost less accumulated amortization. Amortization of these intangible assets is provided on the straight-line basis over the respective useful lives, which range from three to ten years. Purchased in-process research and development without alternative future use is expensed when acquired.
Management periodically reviews the carrying amounts of the Company's intangible assets for indications of impairment.

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

   Stock-Based Compensation -- The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123").

  Income Taxes -- The Company accounts for income taxes using the liability method, in which deferred tax assets and liabilities are determined based on the differences between financial reporting and income tax basis of assets and liabilities. Deferred tax assets and liabilities are calculated using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realization of deferred tax assets is based on historical tax positions and expectations of future taxable income.

  Segment Reporting -- In 1998, the Company adopted FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 established new reporting requirements for public companies based on the management approach to segment reporting. In addition, FAS 131 also established new reporting requirements for disclosures about products and services, geographical areas, and major customers. Note 9 to the consolidated financial statements contains a summary of the disclosures required by FAS 131.

  Recent Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133, which will be adopted by the Company in 2000, requires all derivative financial instruments to be recorded on the balance sheet at fair value, and also establishes new requirements for accounting for various types of hedging activity. The adoption of FAS 133 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Net Income (Loss) Per Share -- Basic net income (loss) per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants, calculated using the treasury stock method. For 1998 and 1997, the common stock equivalent effect of stock options and warrants (11.4 million and 10.6 million shares, respectively) has been excluded from the calculation of diluted net loss per share, as their effect would otherwise be anti-dilutive.

  Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications -- Certain prior year balances have been reclassified to conform to the current year presentation.

3.  Business Combinations

Pooling of Interests Combinations
---------------------------------

    Business combinations which were accounted for as pooling of interests are summarized as follows (in millions):

                                                              Cascade         Whitetree        Netstar
                                                              -------         ---------        -------
Acquisition date ..........................................  June 1997        April 1997      August 1996
Shares of common stock issued..............................       66.3               1.3              3.9
Stock options and warrants assumed.........................        8.5               0.1              0.7


  Cascade Communications Corp. ("Cascade") was a developer and manufacturer of wide area network switches. Whitetree, Inc. ("Whitetree") was a developer and manufacturer of high-speed ATM switching products. NetStar, Inc. ("NetStar") was a developer and manufacturer of high performance, high-speed IP network routers. The Company's historical financial results were restated for each pooling of interest business combination, except in the case of Whitetree, where the results of the acquired entity were not material to the Company's consolidated results.

Purchase Combinations
---------------------

  Business combinations which were accounted for as a purchase are summarized as follows (in millions):

                                                              Stratus        InterCon           Sahara
                                                              -------        --------           ------
Acquisition date..........................................  October 1998   February 1997     January 1997
Purchase price ...........................................    $ 916.7          $ 21.6           $ 219.0
Consideration
  Shares of common stock issued...........................       18.1               -               2.4
  Fair value of common stock issued.......................    $ 808.7          $    -           $ 196.8
  Fair value of common stock options assumed..............    $  27.7          $    -           $  22.2
  Cash paid...............................................    $     -          $ 12.0           $     -
  Liabilities assumed.....................................    $  80.3          $  9.6           $     -
Allocation of purchase price
  Net tangible assets.....................................    $ 400.2          $  0.6           $   6.0
  Assets held for sale....................................    $ 116.0          $    -           $     -
  Purchased in-process research and development...........    $ 267.0          $ 18.0           $ 213.0
  Existing technology.....................................    $ 130.0          $  3.0           $     -
  Assembled work force....................................    $   3.5          $    -           $     -
  Amortization period - existing technology (years).......         10               3                 -
  Amortization period - assembled work force (years)......          3               -                 -

  Stratus Computer, Inc. ("Stratus") was a manufacturer of fault-tolerant computer systems. InterCon Systems Corporation ("InterCon") was a developer of remote access client software products. Sahara Networks, Inc. ("Sahara") was a privately held developer of scaleable high-speed broadband access products. Sahara was acquired by Cascade, which was subsequently acquired by the Company. For business combinations accounted for as a purchase, the Company's consolidated financial statements include the operating results from the date of acquisition. The amounts allocated to purchased in-process research and development were determined using the discounted cash flow method and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

  Prior to the consummation of the acquisition of Stratus, the Company announced its intention to divest the non-telecommunication business units of Stratus, which consist of the Enterprise computer business unit, two business units comprised of financial and enterprise software (TCAM and S2), and a software joint venture interest (Astria). Accordingly, these business units were recorded at their estimated fair value upon acquisition and are classified as
assets held for sale at December 31, 1998.   Operating losses totaling $16.0
million related to these business units were excluded from the Company's consolidated results of operations and treated as a reduction in the carrying value of the assets held for sale. In January and February 1999, the Company entered into definitive agreements to divest each of these business units, for a combined total of approximately $165 million. The following summary of the unaudited pro forma combined results of Ascend and Stratus (as if the acquisition had occurred on January 1, 1997) excludes the results of operations for the acquired business units held for sale (thousands, except per share data):

                                                 Year Ended December 31,
                                         --------------------------------------
                                               1998                   1997
                                         -----------------     ----------------
                                            (unaudited)            (unaudited)
Net sales.................................  $  1,647,075           $ 1,470,152
Operating income (loss)...................        74,684               (45,556)
Net loss..................................       (20,337)             (102,637)
Net loss per share - basic and diluted....         (0.10)                (0.50)

Included in the liabilities assumed are $49.3 million of accrued merger costs, which consist of $7.6 million of merger transaction costs and $41.7 million of integration expenses. Integration expenses consist of $2.4 million for severance and outplacement costs, $34.8 million for costs associated with the divestiture of the non-telecommunications business units, and $4.5 million of other merger related costs.

The purchase price allocation for the Stratus acquisition is tentative and will be adjusted based on certain factors, including the value received for the business units held for sale. Accordingly, the purchase price allocation will be adjusted during the first or second quarter of 1999.

4.   Balance Sheet Details (in thousands)

  Investments consist of:

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                               1998                      1997
                                                                          ---------------           ---------------
States and political subdivisions...................................           $ 694,717                $  277,251
Corporate securities................................................                   -                    32,185
U.S. government ....................................................                   -                    22,386
                                                                          ---------------           ---------------
                                                                               $ 694,717                 $ 331,822
                                                                          ===============           ===============

  Contractual maturity of investments:

                                                                                       December 31,
                                                                          -----------------------------------------
                                                                               1998                      1997
                                                                          ---------------           ---------------
Less than one year.................................................            $ 237,330                 $ 234,610
One year to five years.............................................              450,287                    73,612
Five years to ten years............................................                7,100                    23,600
                                                                          ---------------           ---------------

                                                                               $ 694,717                 $ 331,822
                                                                          ===============           ===============

  Inventories consist of:

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                               1998                      1997
                                                                          ---------------           ---------------
Finished goods....................................................             $  66,199                  $ 18,053
Products in process...............................................                59,285                    15,579
Raw materials and supplies........................................                72,412                    66,005
                                                                          ---------------           ---------------

                                                                               $ 197,896                  $ 99,637
                                                                          ===============           ===============

  Property and equipment consist of:

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                               1998                      1997
                                                                          ---------------           ---------------

Land and buildings...................................................           $ 60,158                  $      -
Computer equipment...................................................            223,637                    87,640
Laboratory equipment.................................................            165,654                    47,779
Furniture and fixtures...............................................             79,169                    38,009
                                                                          ---------------           ---------------
                                                                                 528,618                   173,428
Less accumulated depreciation........................................           (246,358)                  (59,077)
                                                                          ---------------           ---------------
                                                                                $282,260                  $114,351
                                                                          ===============           ===============


  Other assets consist of:

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                               1998                      1997
                                                                          ---------------           ---------------
Intangible assets - Stratus acquisition,
  net of accumulated amortization of $2,284 .........................          $ 131,257                  $      -
Assets held for sale - Stratus acquisition...........................            116,013                         -
Investments in privately held companies..............................             37,000                     4,000
Other assets ........................................................             30,490                     7,744
                                                                          ---------------           ---------------

                                                                               $ 314,760                  $ 11,744
                                                                          ===============           ===============

  Other accrued liabilities consist of:

                                                                                        December 31,
                                                                          -----------------------------------------
                                                                               1998                      1997
                                                                          ---------------           ---------------
Income taxes payable.................................................           $ 82,885                  $  9,432
Accrued merger costs - Stratus acquisition...........................             49,234                         -
Other accrued liabilities............................................             77,364                    57,421
Customer deposits....................................................             30,847                    22,056
                                                                          ---------------           ---------------

                                                                               $ 240,330                  $ 88,909
                                                                          ===============           ===============

5.   Income Taxes

  The following is a geographical breakdown of consolidated income (loss) before income taxes (including intercompany revenue and expenses) by income tax jurisdiction (in thousands):


                                                                                 Year Ended December 31,
                                                               ---------------------------------------------------------
                                                                     1998                  1997                1996
                                                               ---------------       ---------------      --------------
United States............................................         $  101,934            $  (50,392)          $ 299,355
Foreign..................................................             15,061                 5,440               2,649
                                                               ---------------       ---------------      --------------

                                                                  $  116,995            $  (44,952)          $ 302,004
                                                               ===============       ===============      ==============

  Significant components of the provision for income taxes are as follows (in thousands):

                                                                                    Year Ended December 31,
                                                                        -------------------------------------------------
                                                                            1998              1997              1996
                                                                        -------------     -------------     -------------
Current:
       Federal.....................................................        $ 164,008          $ 89,899         $ 121,975
       State.......................................................           24,601            17,338            22,728
       Foreign.....................................................            4,884             1,963               940
                                                                        -------------     -------------     -------------
Total current......................................................          193,493           109,200           145,643

Deferred:
       Federal.....................................................          (49,584)          (25,381)          (23,985)
       State.......................................................           (7,260)           (4,397)           (3,544)
                                                                        -------------     -------------     -------------
Total deferred.....................................................          (56,844)          (29,778)          (27,529)
                                                                        -------------     -------------     -------------

Total provision for income taxes...................................        $ 136,649          $ 79,422         $ 118,114
                                                                        =============     =============     =============

  A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying statements of operations is as follows (in thousands):

                                                                                Year Ended December 31,
                                                                    ------------------------------------------------
                                                                       1998              1997              1996
                                                                    ------------      ------------      ------------
US federal taxes at statutory rate...............................      $ 40,948         $ (15,733)        $ 105,701
State taxes, net of federal benefit..............................        17,254            12,941            16,545
Tax-exempt interest..............................................        (7,589)           (4,552)           (3,168)
Foreign Sales Corporation........................................        (2,454)           (3,465)           (5,304)
Non-deductible purchased research and development................        93,434            74,585                 -
Non-deductible merger expenses...................................             -            15,682             2,625
Research and development tax credits.............................        (5,250)           (1,316)                -
Other............................................................           306             1,280             1,715
                                                                    ------------      ------------      ------------

Total provision for income taxes.................................     $ 136,649          $ 79,422         $ 118,114
                                                                    ============      ============      ============

Effective tax rate, excluding acquisition related
  non-deductible charges.........................................         35.6%             37.3%             38.2%
                                                                    ============      ============      ============


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):


                                                                                      December 31,
                                                                         --------------------------------------
                                                                             1998                     1997
                                                                         -------------            -------------
Deferred tax assets:
     Allowance for uncollectible accounts............................        $ 15,557                 $ 11,147
     Reserve for warranties and inventories..........................          38,243                   33,992
     Deferred revenue and customer deposits..........................          45,770                    8,736
     Net operating loss and tax credit carryovers
         of acquired companies.......................................          28,487                   12,799
     Accrued liabilities.............................................          30,356                    6,934
     Other...........................................................           4,006                   11,449
                                                                         -------------            -------------
Total deferred tax assets............................................         162,419                   85,057
Deferred tax liability - non-amortizable intangibles.................         (11,048)                       -
                                                                         -------------            -------------
Total net deferred tax assets........................................       $ 151,371                 $ 85,057
                                                                         =============            =============
Recorded as:
     Current deferred tax assets.....................................       $ 151,782                 $ 85,057
     Non-current deferred tax assets.................................          10,637                        -
     Non-current deferred tax liabilities............................         (11,048)                       -
                                                                         -------------            -------------
Total net deferred tax assets.......................................        $ 151,371                 $ 85,057
                                                                         =============            =============

  The Company has federal net operating loss carryforwards attributable to acquired subsidiaries of approximately $31.8 million which will expire in various amounts beginning in 2007. The Company also has tax credit carryforwards attributable to acquired subsidiaries of approximately $15.5 million which will expire in various amounts beginning in 2005.

  As of December 31, 1998, taxes are not provided on approximately $311 million of unremitted earnings of certain subsidiaries outside the United States. Such earnings are considered to be permanently invested in operations outside the United States. If these earnings are remitted in the form of dividends or otherwise, the Company will potentially be subject to both U.S. income taxes and foreign withholding taxes less an adjustment for applicable foreign tax credits. It is not practical to estimate the amount of taxes payable on these foreign earnings.

6.   Stockholders' Equity

  Preferred Stock -- The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. At December 31, 1998 and 1997, there were no outstanding shares of preferred stock.

  Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan under which eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. Participation is limited to 10% of an employee's compensation (not to exceed amounts allowed by the Internal Revenue Code). A total of 2,800,000 shares of common stock have been reserved for issuance under this plan. During 1998, 1997 and 1996, 335,212, 96,242 and 86,870 shares of common stock were issued under this plan, respectively.

  Stock Option Plans -- The Company has various stock option plans, including those assumed from companies acquired, under which a total of approximately 75,000,000 shares of common stock were originally reserved for issuance to employees, officers, directors and consultants of the Company. Options typically vest ratably over four years from the date of grant. In the event option holders cease to be employed by the Company, all unvested options are forfeited and typically all vested options may be exercised within a 30-day period after termination. As of December 31, 1998, options to purchase approximately 2,894,336 shares of common stock were available for grant under these plans.

  Stock options under these plans are typically granted at not less than the fair market value of common stock on the date of grant. All options expire no later than ten years from the date of grant, except options granted to 10% stockholders, which have a maximum term of five years.

  In October and November 1997, the Board of Directors approved stock option repricing programs pursuant to which all employees of the Company (excluding certain executive officers) could elect to exchange or amend their then outstanding employee stock options for new employee stock options having exercise prices of $34.94 per share and $24.44 per share, respectively (equal to the then fair market values), with exercise generally prohibited until January 19, 1998 and February 27, 1998, respectively. A total of 13,962,994 and 15,513,687 options with exercise prices ranging from $35.125 to $113.04 per share and $24.75 to $104.46 per share, respectively, were exchanged or amended under these programs.

  Outside Directors Stock Option Plan -- In March 1994, the Board of Directors approved an Outside Directors Stock Option Plan under which directors of the Company who are not officers or employees of the Company may receive nonstatutory options to purchase shares of common stock of the Company. A total of 2,400,000 shares of common stock have been reserved for issuance under this plan. Options granted under this plan expire no later than ten years from the date of grant. As of December 31, 1998, options to purchase 399,000 shares were available for grant under this plan.

  1996 Restricted Stock Plan -- In October 1996, the Board of Directors approved a Restricted Stock Plan under which employees and consultants who are not existing officers or directors of the Company may receive common stock. A total of 250,000 shares of common stock have been reserved for issuance under this plan. Options granted under this plan expire no later than five years from the date of grant. As of December 31, 1998, options to purchase 65,000 shares of common stock were available for grant under this plan. The Company recorded $3,941,000 and $434,000 of compensation expense related to this plan during 1998 and 1997, respectively.

  Pro Forma Disclosure of the Effect of Stock-Based Compensation -- The following table summarizes pro forma net income (loss) and net income (loss) per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123:

                                                                             Year ended December 31,
                                                                  -----------------------------------------------
                                                                      1998             1997             1996
                                                                  -------------    -------------    -------------
Pro forma net income (loss)..................................       $ (127,388)      $ (275,758)       $ 118,136
Pro forma net income (loss) per share - diluted..............       $    (0.64)      $    (1.46)       $    0.60
Pro forma net income (loss) per share - basic................       $    (0.64)      $    (1.46)       $    0.66

  The pro forma effect on net income (loss) and net income (loss) per share is not expected to be indicative of the pro forma effects in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                             Year ended December 31,
                                                                  -----------------------------------------------
                                                                      1998             1997             1996
                                                                  -------------    -------------    -------------
Expected volatility...........................................           0.61             0.66             0.61
Risk-free interest rate.......................................          5.01%            6.24%            6.20%
Expected life of options in years.............................           2.9              3.5               3.5
Expected dividend yield.......................................          0.00%           0.00%             0.00%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options. The following table summarizes activity under all of the Company's stock option plans from December 31, 1995 through December 31, 1998.

                                                                                                     Weighted
                                                                                                     Average
                                                                                   Number of         Exercise
                                                                                    Options           Price
                                                                                ----------------   -------------
Balance at December 31, 1995................................................         25,191,385         $ 11.66
     Granted and assumed....................................................         10,353,380           58.52
     Exercised..............................................................         (6,528,853)           5.71
     Canceled...............................................................           (456,636)          30.85
                                                                                ----------------
Balance at December 31, 1996................................................         28,559,276           29.76
     Granted and assumed....................................................         44,654,323           33.33
     Exercised..............................................................         (4,775,087)           8.80
     Canceled...............................................................        (35,994,523)          42.53
                                                                                ----------------
Balance at December 31, 1997................................................         32,443,989           23.60
     Granted and assumed....................................................         24,151,775           42.40
     Exercised..............................................................        (10,813,788)          18.07
     Canceled...............................................................         (6,620,828)          38.47
                                                                                ----------------
Balance at December 31, 1998................................................         39,161,148         $ 34.21
                                                                                ================

Outstanding options exercisable at December 31, 1998........................         36,836,434         $ 34.46
                                                                                ================

Options available for grant at December 31, 1998............................          3,358,336
                                                                                ================

  The weighted average fair value (using the Black-Scholes option valuation model) of options granted during 1998, 1997 and 1996 is $18.73, $33.42 and $29.06, respectively. The following table summarizes information concerning currently outstanding and exercisable options:

                                            Options Outstanding                      Options Exercisable
                               -----------------------------------------------  ------------------------------
                                                   Weighted
                                                   Average        Weighted                        Weighted
                                                  Remaining        Average                         Average
                                   Number        Contractual      Exercise         Number         Exercise
      Exercise Prices            Outstanding         Life           Price        Exercisable        Price
-----------------------------  ----------------  -------------  --------------  --------------  --------------
      $ 0.01   -     $ 23.63         6,081,821           6.38         $ 13.29       5,460,911         $ 13.69
       23.63   -       24.44         9,863,324           7.96           24.44       9,203,443           24.44
       24.44   -       41.38         6,133,950           8.87           32.87       5,778,969           32.93
       41.38   -       45.50         5,701,733           9.60           43.33       5,539,619           43.27
       45.50   -       48.00         7,521,226           9.63           47.58       7,461,347           47.58
       48.00   -       89.46         3,859,094           9.13           54.67       3,392,145           54.31
                               ----------------                                 --------------

                                    39,161,148                                     36,836,434
                               ================                                 ==============

  Reserved for Future Issuance -- As of December 31, 1998, the Company has reserved the following shares of its common stock for future issuance:

Stock option plans...........................................................................         42,519,484
Employee Stock Purchase Plan.................................................................          2,020,996
                                                                                                 ----------------

Total shares reserved........................................................................         44,540,480
                                                                                                 ================

6.   Retirement Plan

  In July 1993, the Company established a retirement savings plan, which has been qualified under Section 401(k) of the Internal Revenue Code, covering substantially all employees who meet certain minimum eligibility requirements. Company contributions to the plan were $4.1 million in 1998 and $2.5 million in 1997 (no contributions were made in 1996). Eligible employees can contribute amounts to the plan via payroll withholdings, subject to certain limitations.

7.   Commitments

  Leases -- The Company leases facilities under noncancelable operating leases. Rent expense on these operating leases was approximately $14.3 million, $9.2 million and $6.4 million for 1998, 1997 and 1996, respectively.

  Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following at December 31, 1998 (in thousands):

1999...........................................................................      $ 20,332
2000...........................................................................        16,283
2001...........................................................................        13,410
2002...........................................................................        10,763
2003...........................................................................         9,219
2004 and beyond................................................................        19,567
                                                                                   ------------

Total minimum lease payments...................................................      $ 89,574
                                                                                   ============

  In March 1996, the Company entered into an agreement to lease its corporate facilities located in Alameda, California; the agreement was subsequently amended in March 1998. Certain buildings currently being used for the Company's headquarters have been constructed on the land. The lessor has funded approximately $42.5 million for the land and construction of the buildings. The lease has an initial term of three years and an option to renew for two years, subject to the lessor's consent. The rent obligation for the lease commenced in December 1996, and was amended in March 1998. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease or if the Company does not maintain certain financial and other covenants, the Company has guaranteed a residual value relating to the land and buildings of approximately $38.2 million.

  Line of Credit -- The Company has a bank line of credit for $25.0 million which expires in June 1999. Interest is computed at the bank's prime rate or 0.5% over LIBOR, at the option of the Company. The line of credit requires the Company to maintain certain financial ratios, minimum net worth and profitability on a quarterly basis. There were no borrowings under the line of credit agreement during 1998 or 1997.

8.  Litigation

  On January 13, 1999, four purported class action complaints challenging the proposed merger between Ascend and Lucent were filed in the Delaware Court of Chancery by individuals who claim to be stockholders of Ascend. The complaints name the Company, its directors and certain former directors of Cascade Communications Corp. as defendants. One of the complaints also names Lucent as a defendant. The complaints allege, among other things, that the defendants have resolved to wrongfully allow Lucent to obtain the assets of Ascend at a bargain price, that the defendants have breached their fiduciary duties to the class, that action by the defendants will prevent Ascend's stockholders from receiving a fair price for their shares, that Ascend's directors failed to make an informed decision in recommending Lucent's offer, and that the terms of the proposed merger fail to include appropriate mechanisms to protect Ascend's stockholders against a decline in the price of Lucent's or Ascend's stock. The complaint naming Lucent alleges that it aided and abetted the breaches of fiduciary duty by the other defendants. The plaintiffs seek, among other things, (i) a declaration that the proposed transaction is unfair, unjust and inequitable; (ii) preliminary and permanent injunctive relief against the consummation or closing of the proposed transaction; (iii) rescission of the transaction in the event it is consummated; (iv) damages, (v) allowance for plaintiffs' attorneys' fees and expenses; and, (vi) other relief as the Court may deem just and proper.

  These actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and the named defendants vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's financial position, future results of operations or cash flows in a particular period.

  The Company and various of its current and former officers and directors are defendants in a number of consolidated class action lawsuits pending in the United Stated District Courts for the Central District of California, which have been filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997 ("federal securities actions"). In addition, the Company and one of its officers are defendants in a securities action filed in the Superior Court of Alameda County, California ("state securities action"). The state securities action purports to be brought in behalf of all purchasers of the Company's stock between July 15, 1997 and September 29, 1997 (excluding the defendants and parties related to them). The lawsuits allege that the defendants violated the federal or state securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

  On August 17, 1998, the Court certified the federal securities actions as a class action and appointed four plaintiffs to serve as class representatives.
On September 4, 1998, plaintiffs filed a second Amended and Consolidated Complaint. On February 2, 1999, the Court issued an Order granting the motion to dismiss and allowing plaintiffs to file an amended complaint. The state securities action has been stayed pending resolution of the motion to dismiss in the federal securities action.

  These actions are in the early stages of proceedings and the Company is currently investigating the allegations. Based on its current information, the Company believes the suits to be without merit and intends to defend itself and its officers and directors vigorously. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result upon adjudication has been made in the consolidated financial statements. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's financial position, future results of operations or cash flows in a particular period. In connection with these legal proceedings, the Company expects to incur substantial legal and other expenses. Shareholder suits of this kind are highly complex and can extend for a protracted period of time, which can substantially increase the cost of such litigation and divert the attention of the Company's management.

  In April 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes of action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. The Company has not yet engaged in substantive discovery and the ultimate outcome of this matter
cannot yet be determined.   The Company plans to vigorously defend this lawsuit.
Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

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

9.  Segment and Geographical Information

  Segment Disclosures -- The Company operates in one business segment, which is the global communications networking industry. For management purposes, the Company is divided into three primary business units, Core Systems, Access Switching and Enterprise Access. Revenues attributable to each business unit are as follows:

                                                                  Year Ended December 31,
                                              -----------------------------------------------------------
                                                  1998                   1997                   1996
                                              --------------         --------------         -------------
Core Systems..............................       $  688,889             $  410,144              $320,498
Access Switching..........................          603,523                605,906               427,331
Enterprise Access.........................          103,135                100,291               115,735
Other.....................................           83,135                 51,011                26,709
                                              --------------         --------------         -------------

                                                 $1,478,682             $1,167,352              $890,273
                                              ==============         ==============         =============

  For financial reporting purposes, the Core Systems and Access Switching business units (which total approximately 87%, 87% and 84% of total revenues in 1998, 1997 and 1996, respectively) are combined into a single industry segment, because the nature of the products and services, the production processes, types of customers, distribution method and gross margins for these business units are similar.

  Major Customers and Revenues by Geographic Area -- One customer accounted for 13% and 17% of net sales in 1998 and 1997, respectively. No customer accounted for more than 10% of net sales in 1996. Net sales were derived from customers based in the following geographic areas (in thousands):

                                                                       Year Ended December 31,
                                                   ---------------------------------------------------------------
                                                       1998                     1997                    1996
                                                   --------------          ---------------         ---------------
North America..................................       $1,051,160               $  805,012               $ 576,996
Europe.........................................          184,128                  157,960                 129,126
Asia and Pacific Basin.........................          212,184                  189,675                 170,747
Latin and South America........................           31,210                   14,705                  13,404
                                                   --------------          ---------------         ---------------

                                                      $1,478,682               $1,167,352               $ 890,273
                                                   ==============          ===============         ===============

   Substantially all of the Company's identifiable assets at December 31, 1998 and 1997 were attributable to North American operations.

10.  Quarterly Information (unaudited)

  The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 1998 (in thousands, except per share amounts):

                                                                             Quarter Ended
                                                    ----------------------------------------------------------------
                                                      March 31,        June 30,        Sept. 30,         Dec. 31,
                                                    --------------   --------------   -------------    -------------
1998
Net sales........................................       $ 305,114        $ 327,355       $ 370,346        $ 475,867
Gross profit.....................................         195,304          210,236         236,902          292,269
Operating income (loss)..........................          76,933           86,352          96,168         (170,560)
Net income (loss)................................          52,372           59,085          66,076         (197,187)
Net income (loss) per share - diluted............            0.26             0.29            0.32            (0.92)
Net income (loss) per share - basic..............            0.27             0.30            0.33            (0.92)

1997
Net sales........................................       $ 292,740        $ 311,693       $ 270,372        $ 292,547
Gross profit.....................................         190,353          203,016         173,191          187,222
Operating income (loss)..........................        (137,745)         (56,807)         57,511           69,060
Net income (loss)................................        (163,241)         (48,837)         40,128           47,576
Net income (loss) per share - diluted............           (0.88)           (0.26)           0.20             0.24
Net income (loss) per share - basic..............           (0.88)           (0.26)           0.21             0.25


  In the quarter ended December 31, 1998, the Company recorded a charge for purchased in-process research and development of $267.0 million. In the quarter ended September 30, 1998, the Company reduced a merger accrual by $18.3 million. In the quarter ended June 30, 1997, the Company recorded a charge for costs of mergers of $150.3 million. In the quarter ended March 31, 1997, the Company recorded a charge for purchased in-process research and development of $231.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's directors are as follows:

Name                                        Position with the Company                   Age        Director Since
----------------------------  ------------------------------------------------------  -------  ----------------------
Mory Ejabat                   Director, President and Chief Executive Officer              48                    1994
Betsy S. Atkins               Director                                                     42                    1989
Robert K. Dahl                Director                                                     58                    1995
Roger L. Evans                Director                                                     53                    1989
Reed E. Hundt                 Director                                                     51                    1998
C. Richard Kramlich           Director                                                     63                    1990
James P. Lally                Director                                                     54                    1989
Martin L. Schoffstall         Director                                                     38                    1996

  The Company's executive officers are as follows:

Name                                        Position with the Company                   Age       Employed  Since
----------------------------  ------------------------------------------------------  -------  ----------------------
Michael F.G. Ashby            Executive Vice President, Chief Financial Officer and        50                    1997
                              Secretary
Roger Boyce                   Vice President and General Manager, Enterprise               44                    1996
                              Networking Business Unit
Ken W. Fehrnstrom             Vice President, Business Development                         38                    1997
James R. Hindmarch            Senior Vice President, Global Operations                     55                    1998
Michael E. Hendren            Executive Vice President, Worldwide Sales                    52                    1994
Robert N. Machlin             Vice President, Marketing                                    41                    1997
Bruce I. Sachs                Executive Vice President and General Manager, Carrier        39                    1998
                              Signaling and Management
Curtis N. Sanford             Executive Vice President and General Manager,                40                    1990
                              Access Switching Business Unit
Jeannette A. Symons           Executive Vice President, Advanced Products and Chief        36                    1989
                              Technical Officer
Scott D. Thompson             Executive Vice President, Global Integration Services        42                    1998
Donald P. Zerio               Vice President and Corporate Controller                      38                    1998

  There are no family relationships among any directors or executive officers of the Company.

Directors and Executive Officers Professional Experience

  Mory Ejabat has served as President and Chief Executive Officer and as a director of the Company since June 1995. Prior to that, Mr. Ejabat served as the Company's President and Chief Operating Officer and as a Director from March 1994 to June 1995, as Executive Vice President from December 1992 to March 1994 and as Vice President, Operations from January 1990 to December 1992. Mr. Ejabat has also served in various management capacities, including Vice President for Wide Area Communications

Products and Vice President of Development and Operations for Micom Systems, Inc., a data communications equipment manufacturer.

  Betsy S. Atkins has served as a director of the Company since August 1989.
Ms. Atkins has been a private investor and professional board member since 1993. Prior to that, Ms. Atkins was President and Chief Executive Officer of Nellson Candies, Inc. from 1990 to 1993. From August 1989 to January 1990, Ms. Atkins was Vice President of Marketing and Sales for the Company. From 1987 to 1989, Ms. Atkins served Vice President of Marketing for Unisys Corporation, a computer manufacturer. Ms. Atkins also serves as Chairperson of the Board of Directors of Amplitude Software Corp. and as a member of the respective Boards of Directors of Secure Computing Corporation and Olympia Steel, Inc.

  Robert K. Dahl has served as a director of the Company since July 1995. Mr. Dahl served as the Company's Executive Vice President, Planning from October 1997 to January 1998 and as Vice President of Finance and Chief Financial Officer from January 1994 to October 1997. Prior to joining the Company, Mr. Dahl was a private investor and a principal in Dahl-De Vivo Management Co., a private investment firm. Mr. Dahl also serves on the respective Boards of Directors of the Bank of Alameda, Spear Technologies, Northpoint Communications, Inc., Conducent Technologies, Inc., APAC Communications, Inc., Object Switch, Inc., Momentum Business Applications, Inc. and Jovial Test Equipment, Inc.

  Roger L. Evans has served as a director of the Company since April 1989. He has been a General Partner of Greylock Limited Partnership since 1991.

  Reed E. Hundt has served as a director of the Company since July 1998. Mr. Hundt has served as a Senior Advisor at McKinsey & Company, a consulting company, since November 1998. Mr. Hundt has been a principal at Charles Ross Partners, LLC, a law firm, since November 1997. Prior to that time, Mr. Hundt served as Chairman of the Federal Communications Commission from November 1993 to November 1997. Mr. Hundt also serves on the respective Boards of Directors of Allegiance Telecom, Inc., Northpoint Communications, Inc. and Novell, Inc.

  C. Richard Kramlich has served as a director of the Company since February 1990. Mr. Kramlich has been a general partner of New Enterprise Associates, a venture capital firm, since June 1978. Mr. Kramlich also serves on the respective Boards of Directors of Chalone, Inc., Macromedia, Inc., Silicon Graphics, Inc. and Lumisys Incorporated.

  James P. Lally has served as a director of the Company since April 1989. Mr. Lally has been a general partner at Kleiner Perkins Caufield & Byers, a venture capital firm, since September 1981. Mr. Lally also serves on the respective Boards of Directors of NeoMagic Corporation and Vivid Semiconductor, Inc.

  Martin L. Schoffstall has served as a director of the Company since June 1996. Mr. Schoffstall is a founder of TimeSink Communications, Inc., an Internet communications and advertising company, and has served as its President and Chairman of the Board of Directors since its inception in April 1996. Mr. Schoffstall is a co-founder of PSINet Inc. ("PSINet"), an Internet access and service provider, and served as PSINet's Senior Vice President from February 1995 to April 1996, as director and Chief Technical Officer of PSINet from its inception in 1988 to April 1996 and as Vice President and Treasurer of PSINet from 1988 to February 1995. Mr. Schoffstall also serves on the respective Boards of Directors of Go2Net, Inc., Conducent Technologies, Inc. and ICSA.

  Michael F.G. Ashby joined the Company in October 1997 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Ashby was Vice President and Chief Financial Officer at Pacific Telesis from September 1995 to October 1997. Mr. Ashby served as Chief Financial Officer from September 1992 to August 1995 and President and Chief Executive Officer from January 1995 to August 1995 of Network Systems Corporation in Minneapolis.
Prior to that time, Mr. Ashby served as Chief Financial Officer of Teradata Corporation in Los Angeles from 1988 to August 1992.

  Roger Boyce has served as the Company's Vice President and General Manager, Enterprise Networking Business Unit since January 1996. Prior to joining the Company, Mr. Boyce served in various management positions at AT&T from July 1985 to December 1995.

  Ken W. Fehrnstrom has served as the Company's Vice President, Business Development since April 1998. Prior to that time, Mr. Fehrnstrom served as Vice President of Sales Operations from January 1997 to April 1998. Prior to joining the Company, Mr. Fehrnstrom served in various executive management positions including Worldwide Sales Operations, Business Development and Marketing for Cisco Systems, Inc. from April 1991 to January 1997. Mr. Fehrnstrom has also served in various capacities at Network Equipment Technologies, Inc., Ungerman-Bass, Inc., Telco Systems, Inc. and GTE Corporation.

  Michael E. Hendren has served as the Company's Executive Vice President, Worldwide Sales since August 1998. Prior to that time, Mr. Hendren served Senior Vice President, North American Sales and Service from December 1995 to August 1998 and as Vice President, North American Sales from May 1994 to
December 1995.   From January 1990 to April 1994, Mr. Hendren served in various management positions, including Vice President of Sales for ACC Corp., a communications equipment manufacturer.

  James R. Hindmarch has served as the Company's Senior Vice President, Global Operations since August 1998. Prior to joining the Company, Mr. Hindmarch served as Senior Vice President, Operations at CIDCO Incorporated from August 1997 to August 1998 and as Senior Vice President, Operations at Power Computing Corporation from January 1997 to August 1997. Prior to that time, Mr. Hindmarch served as Senior Vice President, Operations at Plantronics, Inc. from August 1994 to January 1997. Mr. Hindmarch has also served in various capacities at SuperMac Technology, Inc. and Dell Computer Corporation.

  Robert N. Machlin has served as Vice President of Marketing of the Company since June 1997. Prior to that time, Mr. Machlin served as Vice President of Marketing of Cascade Communications Corp. from October 1994 to June 1997. Mr. Machlin served as an independent consultant to manufacturers of networking equipment from December 1993 to September 1994. Mr. Machlin served as Vice President of Marketing at Coral Network Corporation from October 1992 to November 1993 and as Vice President of Marketing at Amnet, Inc., a manufacturer of wide area network switches, from December 1988 to October 1992.

  Bruce I. Sachs has served as the Company's Executive Vice President and General Manager, Carrier Signaling and Management since October 1998. Prior to that, Mr. Sachs served as Chief Executive Officer of Stratus Computer, Inc. from August 1993 to December 1995 and again from May 1997 to October 1998. Mr. Sachs served as Executive Vice President and General Manager of the Internet/Telecom Business Unit of Bay Networks, Inc. from December 1995 to May 1997.

  Curtis N. Sanford has served as Executive Vice President and General Manager of the Access Switching Business Unit of the Company since August 1998. Prior to that time, Mr. Sanford served as the Company's Senior Vice President, International Sales and General Manager of International Operations from December 1995 to August 1998, as Vice President of International Sales from May 1994 to December 1995, as Vice President Worldwide Marketing and International Sales from January 1993 to May 1994 and Vice President, International from January 1990 to January 1993. From June 1980 to December 1989, Mr. Sanford served in various positions, including Director, Far East Operations for BBN Communications Corporation, a data communications equipment manufacturer.

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

  Scott D. Thompson has served as Executive Vice President, Global Integration Services since June 1998. Prior to joining the Company, Mr. Thompson served as Vice President, Global Service and

Solutions at Compaq Computer Corporation from June 1997 to June 1998. Prior to that time, Mr. Thompson served as President and General Manager, Asia Pacific at Tandem Computers Incorporated for 17 years.

  Donald P. Zerio joined the Company in November 1998 as Vice President and Corporate Controller. Prior to joining the Company, Mr. Zerio served as the International Controller for Linear Technology Corporation from January 1997 to November 1998. From November 1992 to October 1996, Mr. Zerio served in various management positions for Conner Peripherals, Inc., most recently as the Assistant Corporate Controller. Mr. Zerio was a certified public accountant with Price Waterhouse from 1984 to 1992.

Board of Directors' Meetings and Committees

  During 1998, the Board of Directors held eleven meetings. No incumbent director serving on the Board of Directors in 1998 attended fewer than 75% of such meetings of the Board of Directors and the Committees on which he or she serves. The Company has an Audit Committee and a Compensation Committee.

  The Audit Committee's function is to review with the Company's independent auditors and management the annual financial statements and independent auditors' opinion, review the scope and results of the examination of the Company's financial statements by the independent auditors, approve all professional services and related fees performed by the independent auditors, recommend the retention of the independent auditors to the Board of Directors, subject to ratification by the stockholders, and periodically review the Company's accounting policies and internal accounting and financial controls. Effective May 1998, the members of the Audit Committee are Messrs. Dahl and Lally. During 1998, the Audit Committee held three meetings.

  The Compensation Committee's function is to review and establish salary levels for executive officers and certain other management employees and to grant stock options. The members of the Compensation Committee are Ms. Atkins and Mr. Kramlich. During 1998, the Compensation Committee held three meetings.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's outstanding shares of common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 1998 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 1998, with the following exception: Roger Evans, Director, filed a late Form 5 in February 1999, reporting a transaction occurring in 1998.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

  The following table sets forth summary information concerning the annual and long-term compensation paid or earned for services rendered to the Company during the years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company in the year ended December 31, 1998 (the "Named Executive Officers").

                         Summary Compensation Table (1)

                                                           Compensation
                                    -------------------------------------------------------         Long Term
                                                       Annual Compensation                        Compensation
                                    -------------------------------------------------------          Awards
   Name and Principal Position        Year               Salary ($)            Bonus ($)           Options (#)
------------------------------------  -------------  -------------------   ----------------   ---------------------
                                                                                 (2)                  (3)
   Mory Ejabat                                 1998              525,732            525,000                 300,000
        President and Chief                    1997              426,464            238,000                 300,000
        Executive Officer                      1996              327,928            487,500                 400,000

   Michael E. Hendren                          1998              464,846                 --                 150,000
        Executive Vice President,              1997              357,216                 --                  75,000
        Worldwide Sales                        1996              325,227                 --                 150,000

   Michael F.G. Ashby                          1998              325,000            325,000                 150,000
        Executive Vice President and           1997               50,000            125,480                 200,000
        Chief Financial Officer                1996                   --                 --                      --

   Jeanette A. Symons                          1998              275,000            395,000                 150,000
        Executive Vice President,              1997              250,000            120,000                 225,000
        Advanced Products and                  1996              200,000            300,000                 300,000
        Chief Technical Officer

   Scott D. Thompson                           1998              233,333            313,000                 210,000
        Executive Vice President,              1997                   --                 --                      --
        Global Integration Services            1996                   --                 --                      --

(1) Excludes perquisites and other personal benefits, if any, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.
(2) Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(3) Stock option grants made in 1996 to Mr. Ejabat, Mr. Hendren, and Ms. Symons were canceled effective April 1997, without replacement.

Option Grants in 1998
---------------------

  The following table provides the specified information concerning grants of options to purchase the Company's common stock made during 1998 to the Company's Named Executive Officers. No stock appreciation rights were granted in 1998.

                                                                                               Potential Realizable
                                Number of      % of Total                                     Value of Assumed Annual
                                Securities     Options                                            Rates of Stock
                                Underlying     Granted to                                       Price Appreciation
                                Options        Employees     Exercise                           For Option Term (4)
                                Granted        in Fiscal     Price        Expiration     -----------------------------------
Name                            (#)            Year          ($/Share)    Date             0% ($)       5% ($)       10% ($)
----------------------------    ------------   ------------  ----------   ------------   ---------   ----------  ----------
Mory Ejabat                      300,000 (1)          1.40%      46.50       11/03/08        --      8,773,080   22,232,707
Michael E. Hendren               150,000 (1)          0.70%      46.50       11/03/08        --      4,386,540   11,116,354
Michael F.G. Ashby               150,000 (1)          0.70%      46.50       11/03/08        --      4,386,540   11,116,354
Jeanette A. Symons               150,000 (1)          0.70%      46.50       11/03/08        --      4,386,540   11,116,354
Scott D. Thompson                150,000 (2)          0.70%      42.50       05/01/08        --      4,009,203   10,160,108
                                  10,000 (3)          0.05%       1.00       05/01/03   415,000        532,420      674,467
                                  50,000 (1)          0.23%      46.50       11/03/08        --      1,462,180    3,705,451

(1) Represents options granted to the Named Executive Offic above under the Company's 1998 Stock Incentive Plan. The options vest as to 1/36th of the subject shares upon completion of each full month of continuous employment following the date of grant, upon the completion of one continuous year of employment with the Company.
(2) Represents options granted to the Named Executive Officer above under the Company's 1989 Stock Option Plan. Options generally vest, in the case of new employees, as to 1/4th of the subject shares on the first anniversary of the employee's hire date, and an additional 1/48th of the subject shares upon completion of each succeeding full month of continuous employment with the Company thereafter. Subsequent options granted to an employee typically vest as to 1/48th of the subject shares upon completion of each full month of continuous employment following the date of grant.
(3) Represents options granted to the Named Executive Officer above under the Company's 1996 Restricted Stock Option Plan. The market price on the date of grant was $42.50. The option vests as to 1/4th of the subject shares per quarter upon the completion of continuous employment following the date of grant.
(4) Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 0%, 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Commission and do not represent the Company's estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period.

Option Exercises and Fiscal Year-End Values

  The following table sets forth information with respect to options to purchase the Company's common stock granted to the Company's Named Executive Officers under the Company's 1989 Stock Option Plan, including: (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ending December 31, 1998; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 1998; and (iv) the value of such unexercised options at December 31, 1998. No stock appreciation rights were exercised or outstanding in 1998.

                                                                   Number of Securities                  Value of Unexercised
                                                                 Underlying Unexercised                 In-the-Money Options
                               Shares            Value             Options at FY-End                      at FY-End ($)(3)
                             Acquired on       Realized    ----------------------------------   -----------------------------------
Name                        Exercise (#)        ($)(1)     Exercisable (2)     Unexercisable       Exercisable       Unexercisable
----------------------    ----------------    ----------   ---------------   -----------------  -----------------  -----------------
Mory Ejabat                    350,000        14,217,813         1,123,843                   0         41,654,106                  0
Michael E. Hendren             208,541         8,411,318           296,250                   0          7,330,308                  0
Michael F.G. Ashby              30,000           896,250           320,000                   0          9,591,875                  0
Jeanette A. Symons             180,000         8,593,806           790,093                   0         35,120,285                  0
Scott D. Thompson                    0                 0           205,000               5,000          4,773,750            323,750


(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers, but are calculated based on the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price of the options. Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options and the amount of cash received by such individuals is dependent on the price of the Company's common stock at the time of such sale.
(2) Options granted under the Company's 1989 Stock Option Plan and 1998 Stock Incentive Plan generally are exercisable immediately subject to a repurchase right in favor of the Company which lapses as the option vests as described in Footnotes 1 and 2 to the table entitled "Option Grants in 1998."
(3) Value is based on the difference between the option exercise price and the fair market value at December 31, 1998, the last day during the year for which market prices are available ($65.75 per share as quoted on the Nasdaq National Market), multiplied by the number of shares underlying the option.


Employment Contracts and Termination and Change of Control Arrangements

  Certain options granted under the Company's 1989 Stock Option Plan and the 1998 Stock Incentive Plan contain provisions pursuant to which the unvested portions of outstanding options become immediately exercisable and fully vested upon a merger of the Company in which the Company's stockholders do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the Company or its successor, if the successor corporation fails to assume the outstanding options or substitute options for the successor corporation's stock to replace the outstanding options. The outstanding options will terminate to the extent they are not exercised as of the consummation of the merger, or assumed or substituted for by the successor corporation. Certain outstanding options granted to officers and other key employees under the 1998 Stock Incentive Plan will be accelerated upon a transfer of control such that the individual shall be entitled to an additional twelve months of vesting.

  In March 1998, the Board of Directors approved certain benefits for officers and other key employees upon a change in control of the Company in which the Company's stockholders do not retain, directly or indirectly, greater than 55% of the beneficial interest in the voting stock of the Company or its successor, or there is a change of a majority of the incumbent members of the Board of Directors of the Company or its successor. Certain outstanding options granted to officers and other key employees will receive 12 months advancement of vesting and, under certain circumstances, the individual may receive severance payments for up to 18 months at the individual's current annual salary and bonus plus certain adjustments for excess parachute excise taxes.

Compensation Committee Interlocks and Insider Participation

  During 1998, the Compensation Committee was comprised of two outside directors of the Board of Directors, Ms. Atkins and Mr. Kramlich. No member of the Compensation Committee was at any time during the past fiscal year an officer or employee of the Company or any of its subsidiaries.

  No executive officer of the Company served as a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors ) of another entity, where an executive officer of such other entity served as a director of the Company. In addition, no executive officer of the Company served on the Board of Directors of another entity, one of whose executive officers served as a member of the Compensation Committee of the Company.

Compensation of Directors

  As compensation for serving on the Board of Directors, the Company pays each non-employee director $2,000 for each meeting that they attend of the Board of Directors. Non-employee directors are reimbursed for reasonable travel expenses incurred for the Board of Director meetings they attend. Pursuant to the Company's 1994 Outside Directors Stock Option Plan (the "Directors Option Plan"), all non-employee directors of the Company are automatically granted non-qualified stock options to purchase shares of the Company's common stock upon their initial appointment to the Board of Directors (each, an "Initial Grant") and then thereafter on an annual basis (each a "Subsequent Grant"). Effective May 21, 1998, the Initial Grant is for an option to purchase 75,000 shares and the Subsequent Grant is for an option to purchase 25,000 shares. Such options generally become vested and exercisable in equal annual installments over a four-year period beginning on the date of grant. The exercise price per share of all options granted under the Directors Option Plan is equal to the fair market value of the Company's common stock on the date of grant, and such options expire on the date which is ten years from the date of option grant. Options to purchase 75,000 shares at an exercise price of $48.25 per share, 150,000 shares at an exercise price of $45.4375 per share and 192,000 shares at an exercise price of $30.0625 per share were granted in 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, as of January 31, 1999, with respect to beneficial ownership of the Company's common stock by: (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the shares of common stock outstanding as of such date; (ii) each director;
(iii) each executive officer identified in the Summary Compensation Table, and
(iv) all directors and executive officers as a group.

                                                                     Amount and
                                                                     Nature of               Percentage of Common
Name and Address of Beneficial Owner                               Ownership (1)            Stock Outstanding (2)
--------------------------------------------------------------  --------------------  ----------------------------------
5% Stockholders
FMR Corp.                                                             22,016,980 (3)                9.93%
82 Devonshire Street
Boston, Massachusetts  02109

Putnam Investments, Inc.                                              19,824,703 (4)                8.94%
One Post Office Square
Boston, Massachusetts 02109

Directors and Executive Officers
Betsy S. Atkins                                                           96,000 (5)                  *
Robert K. Dahl                                                            81,979 (6)                  *
Roger L. Evans                                                         1,067,044 (7)                  *
Reed E. Hundt                                                                 --                      *
C. Richard Kramlich                                                      313,082 (8)                  *
James P. Lally                                                           298,434 (9)                  *
Martin L. Schoffstall                                                    110,037 (10)                 *
Mory Ejabat                                                            1,123,843 (11)                 *
Michael E. Hendren                                                       299,985 (12)                 *
Michael F.G. Ashby                                                       323,200 (13)                 *
Jeanette A. Symons                                                       900,757 (14)                 *
Scott D. Thompson                                                        207,781 (15)                 *
Directors and executive officers as a group                            6,384,858 (16)               2.81%
  (19 persons)

*   Less than 1% of the total number of outstanding shares of common stock.

(1) Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to the shares.

(2) The number of shares of common stock deemed outstanding on January 31, 1999 includes (i) 221,651,763 shares of common stock outstanding on such date and (ii) all options that are currently exercisable or will become exercisable within 60 days of January 31, 1999 by the person or group in question.

(3) Represents (i) 20,114,680 shares held by various investment companies advised by Fidelity Management & Research Company, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, as amended, (the "Advisers Act"), and a subsidiary of FMR Corp.; (ii) 43,300 shares held by Fidelity American Special Situation Trust, a unit trust advised by Fidelity International Limited ("FIL"), a non-U.S. investment advisor, some of the shares of which are owned by shareholders of FMR Corp., but which is otherwise independent of FMR Corp.; (iii) 1,668,300 shares held by certain institutional accounts advised by Fidelity Management Trust Company, a bank as defined in Section3(a)(b) of the Securities Exchange Act of 1934, as
    amended, and a subsidiary of FMR Corp.; and (iv) an additional 190,700 shares held by certain non-U.S. investment companies and institutional accounts advised by FIL. Members of the Edward C. Johnson 3d family and trusts for their benefit own approximately 49% of the voting power of FMR Corp. and are parties to a shareholders' voting agreement regarding FMR Corp. A partnership controlled by Edward C. Johnson 3d and members of his family owns approximately 39.89% of the voting power of FIL. Information stated above is based solely on a Schedule 13G filed with the Securities and Exchange Commission on January 7, 1999.

(4) Represents (i) 16,330,474 shares held by various registered investment companies advised by Putnam Investment Management, Inc. an investment advisor registered under Section 203 of the Advisers Act and a subsidiary of Putnam Investment, Inc. ("Putnam"); and (ii) 3,494,229 shares held by certain institutional accounts advised by The Putnam Advisory Company, Inc., an investment adviser registered under Advisers Act and a subsidiary of Putnam. Putnam is a subsidiary of Marsh & McLennan Companies, Inc. ("M&MC). M&MC does not have dispository power or voting power over any of the shares reported herein. Information stated above is based solely on a Schedule 13G filed with the Securities and Exchange Commission on February 4, 1999.

(5) Consists of 96,000 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(6) Includes 48,000 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(7) Includes 80,238 shares of common stock held by Greylock Equity Limited Partnership. Mr. Evans is a general partner of Greylock Equity GP Limited Partnership, the general partner of Greylock Equity Limited Partnership. As such Mr. Evans is entitled to an indeterminate number of these shares, but disclaims beneficial ownership of the balance of the shares. Also includes 535 shares in the name of the Evans Children's Trust and 264,000 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(8) Includes 204,033 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(9) Includes 264,000 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(10) Includes 1,600 shares of common stock held in an irrevocable charitable trust in which a family member of Mr. Schofstall is a trustee and Mr. Schofstall is the beneficiary. Also includes 108,000 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(11) Consists of 1,123,843 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(12) Includes 296,250 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(13) Includes 320,000 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(14) Includes 790,093 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(15) Includes 207,500 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

(16) Includes 5,153,826 shares of common stock issuable pursuant to stock options that are currently exercisable or will become exercisable within 60 days of January 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

  During 1994, the Company accepted full-recourse notes, bearing interest at 5.4% per annum, from certain executive officers and key employees in payment of the exercise price for options granted in January 1994. The Company waived an aggregate of approximately $30,000, $26,000 and $14,000 of interest which had accrued on these notes during 1996, 1997 and 1998 respectively. The Company received notes with principal amounts of $105,000 and $60,000 from Mr. Ejabat and Ms. Symons, respectively. At December 31, 1998, the outstanding balances due from Mr. Ejabat and Ms. Symons were $51,250 and $60,000, respectively.

  In 1998, the Company entered into a consulting agreement with Charles Ross Partners, LLC to perform various consulting services regarding the telecommunications regulatory environment and policy. Mr. Reed Hundt, a director of the Company is a principal of Charles Ross Partners, LLC. As of December 31, 1998, the Company paid Charles Ross Partners, LLC a total of $51,507 for services performed in 1998.

  To date, the Company has made no loans to officers, directors, principal stockholders or other affiliates except (i) advances of reimburseable expenses and (ii) as described above. All such transactions, including loans, are subject to approval by a majority of the Company's independent and disinterested directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K


Financial Statements

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 27.

Financial Statement Schedules

  The following consolidated financial statement schedule of Ascend Communications, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Ascend Communications, Inc.

Schedule                                             Page
--------                                             ----

II Valuation and Qualifying Accounts                   65


  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Reports on Form 8-K:

  On October 15, 1998, the Company filed a Report on Form 8-K announcing that the Company had received clearance from both the United States and Foreign Anti-Trust Regulators for its proposed merger with Stratus.

  On October 23, 1998, the Company filed a Report on Form 8-K announcing that on October 19, 1998, the Company completed its merger with Stratus. On November 3, 1998, the Company filed on Form 8-K/A an amendment to the Form 8-K previously filed on October 23, 1998 for required financial statement disclosures.

  On January 15, 1999, the Company filed a Report on Form 8-K announcing that on January 12, 1999, the Company had entered into an agreement and plan of merger and related stock option agreement with Lucent.

Exhibits:

             No.  Description
            ----  --------------------------------------------------------

(15)         2.1  Agreement and Plan of Merger, dated as of
                  January 12, 1999, by and among
                  Lucent Technologies Inc., Dasher Merger Inc. and Ascend Communications,
                  Inc.

(15)         2.2  Stock Option Agreement, dated as of January 12, 1999, by and between Ascend Communications, Inc. and Lucent Technologies
                  Inc.

(4)          3.1  Certificate of Incorporation.

(1)          3.2  By-Laws.

(1)         10.1  First Amended and Restated 1989 Stock Option agreements used thereunder. Plan and forms of stock option

(1)         10.2  Ascend Communications, Inc. 1994 Employee Stock Purchase
                  Plan.

(1)         10.3  Ascend Communications, Inc. 1994 Outside Directors Stock
                  Option Plan.

(1)         10.5  Lease dated August 8, 1991, by and between the Registrant and Harbor Bay Isle Associates, the First Addendum thereto, dated August 8, 1991, and the Second Addendum thereto, dated February 25, 1994.

(1)         10.8  Form of Indemnity Agreement for directors and officers.

(2)        10.10  Lease Agreement, Lease Rider and Second Lease Rider, dated
                  May 17, 1995 by and between the Registrant and Resurgence Properties, Inc.

(3)        10.12  Lease agreement dated March 27, 1996, by and between the
                  Registrant and Sumitomo Bank Leasing and Financing, Inc.

(5)        10.13  Ascend Communications, Inc. 1996 Restricted Stock Plan.

(6)        10.14  Cascade Communications Corp. Amended and Restated 1991 Stock
                  Plan.

(7)        10.15  Cascade Communications Corp. 1994 Employee Stock Purchase
                  Plan.

(7)        10.16  Cascade Communications Corp. 1994 Non-Employee Director
                  Stock Plan.

(7)(8)(9)  10.18  Lease dated July 27, 1993 between Glenborough Corporation and the Registrant; as amended by the first amendment thereto

(10)       10.19  Lease dated November 14, 1996 between the Registrant and
                  Nashoba View Associated, LLC.

(11)       10.20  Loan Agreement and related agreements, dated November 30,
                  1995, by and between the Registrant and Wells Fargo Bank of California, as amended by the first amendment thereto, dated October 15, 1997.

           No.    Description
           -----  --------------------------------------------------------

(12)       10.21  Lease agreement dated March 20, 1998, by and between the
                  Registrant and Sumitomo Bank Leasing and Financing, Inc.

(12)       10.22  Form of Change in Control Agreement for CEO and Executive
                  Vice Presidents

(12)       10.23  Form of Change in Control Agreement for Vice Presidents

(13)       10.24  Ascend Communications, Inc. 1998 Stock Incentive Plan

(14)       10.25  Ascend Communications, Inc. 1998 Supplemental Stock
                  Incentive Plan

           21.1   Subsidiaries of Ascend Communications, Inc.

           23.1   Consent of Ernst & Young LLP, Independent Auditors

           23.2   Consent of Independent Accountants

           24.1   Power of attorney (see signature page)

           27.0   Financial Data Schedule.

(1) Incorporated by reference from the Company's Registration Statement (File No. 33-77146), effective May 12, 1994.

(2) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1995.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

(4) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-8 (File No. 33-93152) filed with the Securities and Exchange Commission (the "Commission") on June 6, 1995.

(7) Incorporated by reference from Cascade Communications Corp.'s Registration Statement on Form S-1 (File No. 33-79330) filed with the Commission on
     May 26, 1994, as amended, which Registration Statement became effective on July 28, 1994.

(8) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1994 on March 29, 1995.

(9) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1995 on March 1, 1996.

(10) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Cascade Communications Corp.'s Form 10-K filed for the fiscal year ended December 31, 1996 on March 14, 1997.

(11) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.

(12) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998.

(13) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-54029) filed with the Commission on June 1, 1998.

(14) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-65467) filed with the Commission on October 8, 1998.

(15) Incorporated by reference to the Company's Form 8-K filed with the Commission on January 15, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ASCEND COMMUNICATIONS, INC.

Date   March 30, 1999        by     /S/ Mory Ejabat
       --------------               ----------------------------------------
                                    Mory Ejabat, President, Chief Executive
                                    Officer and Director

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mory Ejabat and Michael F.G. Ashby, jointly and severally, his attorney in fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date  March 30, 1999    by    /S/ Mory Ejabat
      --------------          ------------------------------------------------
                              Mory Ejabat, President, Chief Executive
                              Officer and Director

Date  March 30, 1999    by    /S/ Michael F.G. Ashby
      --------------          ------------------------------------------------
                              Michael F.G. Ashby, Executive Vice President,
                              Chief Financial Officer and Secretary
                              (Principal Financial and Accounting Officer)

Date  March 30, 1999    by    /S/ Betsy S. Atkins
      --------------          ------------------------------------------------
                              Director


Date  March 30, 1999    by    /S/ Robert K. Dahl
      --------------          ------------------------------------------------
                              Robert K. Dahl, Director


Date  March 30, 1999    by    /S/ Reed E. Hundt
      --------------          ------------------------------------------------
                              Reed E. Hundt, Director


Date  March 30, 1999    by    /S/ C. Richard Kramlich
      --------------          ------------------------------------------------
                              C. Richard Kramlich, Director


Date  March 30, 1999    by    /S/ James P. Lally
      --------------          ------------------------------------------------
                              James P. Lally, Director


Date  March 30, 1999    by    /S/ Martin L. Schoffstall
      --------------          ------------------------------------------------
                              Martin L. Schoffstall, Director

Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                            Balance of      Charged to                           Balance at
                                            Beginning        Costs and                             End of
     Description                            of Period         Expenses        Deductions           Period
-----------------------------             -------------    -------------    --------------     -------------
Year ended December 31, 1998:              $    11,300       $   16,810       $  (3,643)         $   24,467
                                           ============      ==========       ===========        ===========

Year ended December 31, 1997:              $     2,632       $    9,300       $    (632)         $   11,300
                                           ============      ==========       ===========        ===========

Year ended December 31, 1996:              $     1,202       $    1,435       $      (5)         $    2,632
                                           ============      ==========       ===========        ===========