Form 10-Q
period 1999-03-31
ASCEND COMMUNICATIONS INC
filed 1999-05-17
CIK 921146

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

                              Yes    X    No    __
                                     -

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 222,655,604 as of March 31, 1999.

                          ASCEND COMMUNICATIONS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                        Page No.
                                                                      --------

       Item 1: Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of
               March 31, 1999 and December 31, 1998                         3

               Condensed Consolidated Statements of Operations for the
               Quarters Ended March 31, 1999 and 1998                       4

               Condensed Consolidated Statements of Cash Flows for
               the Quarters Ended March 31, 1999 and 1998                   5

               Notes to Condensed Consolidated Financial Statements         6

       Item 2: Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12


PART II:  OTHER INFORMATION

       Item 6: Exhibits and Reports on Form 8-K                            28

               A:  Exhibits                                                28

               B:  Reports on Form 8-K                                     28

       Signatures                                                          29

Part I:     Financial Information

Item I:     Financial Statements

                          ASCEND COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  UNAUDITED

                                (In Thousands)

                                                                 March 31,                Dec. 31,
                                                                   1999                     1998
                                                              ---------------          --------------
ASSETS
Current assets:
  Cash and cash equivalents...............................    $  489,019            $  442,625
  Short-term investments..................................       219,032               237,330
  Accounts receivable, net................................       453,968               390,103
  Inventories.............................................       242,449               197,896
  Deferred income taxes...................................       179,311               151,782
  Other current assets....................................        52,404                57,335
                                                              ------------          ------------
       Total current assets...............................     1,636,183             1,477,071

Investments...............................................       525,861               457,387
Property and equipment, net...............................       283,203               282,260
Other assets..............................................       319,916               314,760
                                                              ------------          ------------
       Total assets.......................................    $2,765,163            $2,531,478
                                                              ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................    $  129,311            $  113,060
  Accrued compensation and related liabilities............        45,896                72,896
  Other accrued liabilities...............................       281,460               240,330
                                                              ------------          ------------
       Total current liabilities..........................       456,667               426,286


Deferred income taxes.....................................        11,030                11,048

Commitments and contingencies

Stockholders' equity:
  Common stock............................................           222                   220
  Additional paid-in capital..............................     2,117,505             2,022,968
  Retained earnings.......................................       179,739                70,956
                                                              ------------          ------------
       Total stockholders' equity.........................     2,297,466             2,094,144
                                                              ------------          ------------
       Total liabilities and stockholders' equity.........    $2,765,163            $2,531,478
                                                              ============          ============


          See notes to condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                     (In Thousands, Except Per Share Data)

                                                                       Quarter Ended March 31,
                                                                   -------------------------------
                                                                       1999                1998
                                                                    -----------        ------------
Net sales......................................................      $509,395            $305,114
Cost of sales..................................................       192,026             109,810
                                                                     --------            --------
   Gross profit................................................       317,369             195,305

Operating expenses:
   Research and development....................................        83,904              40,988
   Sales and marketing.........................................       100,530              67,339
   General and administrative...................................       17,135              10,044
   Purchased in-process research and development...............       (23,919)                  -
                                                                     --------            --------
      Total operating expenses.................................       177,650             118,371
                                                                     --------            --------
Operating income...............................................       139,719              76,933
Interest income................................................        10,862               4,964
                                                                     --------            --------
Income before income taxes.....................................       150,581              81,897
Provision for income taxes.....................................        41,798              29,525
                                                                     --------            --------
Net income.....................................................      $108,783            $ 52,372
                                                                     ========            ========

Net income per share - Basic...................................      $   0.49            $   0.27
                                                                     ========            ========

Net income per share - Diluted.................................      $   0.46            $   0.26
                                                                     ========            ========

Number of shares used in per share calculations - Basic..........     221,900             192,849
                                                                     ========            ========

Number of shares used in per share calculation - Diluted.......       238,683             203,245
                                                                     ========            ========


            See notes condensed consolidated financial statements.

                          ASCEND COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                (In Thousands)

                                                                                                      Quarters Ended March 31,
                                                                                                ---------------------------------
                                                                                                      1999               1998
                                                                                                -------------       -------------
Operating activities:

Net income ............................................................................           $   108,783         $    52,372

Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization......................................................                30,169              13,725
    Purchased in-process research and development......................................               (23,919)                  -
    Deferred income taxes..............................................................               (27,547)            (20,000)
    Tax benefit related to stock options...............................................                29,470               8,956

    Changes in operating assets and liabilities:
      Accounts receivable..............................................................               (63,865)             (8,819)
      Inventories......................................................................               (44,553)             (3,299)
      Other current assets.............................................................                 4,931               1,721
      Other assets.....................................................................                (6,924)            (11,066)
      Accounts payable.................................................................                16,251              17,844
      Accrued compensation and related liabilities.....................................               (27,000)             (8,544)
      Other accrued liabilities........................................................                41,130              73,731
                                                                                                  ------------        ------------
         Net cash provided by operating activities.....................................                36,926             116,621
                                                                                                  ------------        ------------

Investing activities:
     Purchases of investments..........................................................              (247,235)           (103,274)
     Maturities and sales of investments...............................................               283,737              88,673
     Investments in privately held companies...........................................               (64,086)                -
     Purchases of property and equipment...............................................               (28,017)            (26,074)
                                                                                                  ------------        ------------
        Net cash used in investing activities..........................................               (55,601)            (40,675)
                                                                                                  ------------        ------------

Financing activities:
    Proceeds from issuance of common stock.............................................                65,069              24,259
                                                                                                  ------------        ------------
       Net cash provided by financing activities.......................................                65,069              24,259
                                                                                                  ------------        ------------
Net increase in cash and cash equivalents..............................................                46,394             100,205
Cash and cash equivalents, beginning of period.........................................               442,625             240,817
                                                                                                  ------------        ------------
Cash and cash equivalents, end of period...............................................           $   489,019         $   341,022
                                                                                                  ============        ============

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

In January 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lucent Technologies Inc. ("Lucent"), pursuant to which each outstanding share of Ascend common stock will be exchanged for 0.825 shares of Lucent common stock, and each outstanding option or warrant to purchase Ascend common stock will be converted into an option or warrant to purchase Lucent common stock (adjusted for the exchange ratio). The merger is expected to be accounted for as a pooling of interests, is subject to stockholder and standard regulatory approvals and is expected to close during the second quarter of 1999. In the event the merger is not successfully completed, the Company's results of operations and common stock price could be materially adversely affected.

In February 1999, Lucent announced a two-for-one stock split, payable on April 1, 1999 to shareholders of record as of March 5, 1999. Under the terms of the Merger Agreement the exchange ratio will be adjusted for the effect of this stock split and any similar changes in the capitalization of Lucent.

BASIS OF PRESENTATION

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

The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the financial position, results of operations and cash flows for such periods. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any future periods.

SEGMENT DISCLOSURES

The Company operates in one business segment, which is the global communications networking industry. For management purposes, the Company is divided into three primary business units, Core Systems, Access Switching and Enterprise Access. Each of these groups has a vice president who reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by SFAS 131. The measures of profitability reviewed by the CEO consists of revenues, gross profit and contribution margin. The majority of the Company's operating expenses are not allocated to the business units, but are treated as corporate expenses.

For financial reporting purposes, the Core Systems and Access Switching business units (which total approximately 87%, 87% and 84% of total revenues in fiscal 1998, 1997 and 1996, respectively) are combined into a single industry segment, because the nature of the products and services, the production processes, types of customers, distribution method and gross margins for these business units are similar. No other business units meet the revenue, profit/loss or assets criteria for reportable segments as defined by SFAS 131.

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

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of (in thousands):

                                                   March 31,     Dec. 31,
                                                      1999          1998
                                                   ---------    ----------

Finished goods...................................  $104,829      $ 66,199
Products in process..............................    50,888        59,285
Raw materials and supplies.......................    86,732        72,412
                                                   --------      --------

                                                   $242,449      $197,896
                                                   ========      ========

Commitments & Contingencies

In March 1996, the Company entered into an agreement to lease its corporate facilities located in Alameda, California; the agreement was subsequently amended in March 1998. Certain buildings currently being used for the Company's headquarters have been constructed on the land. The lessor has funded approximately $42.5 million for the land and construction of the buildings. The lease term will expire in March 2003, unless subsequently amended. At any time during the term of the lease, the Company may purchase the land and buildings. If the Company does not exercise its purchase option at the end of the lease or if the Company does not maintain certain financial and other covenants, the Company has guaranteed a residual value relating to the land and buildings of approximately $38.2 million.

Net Income Per Share

Basic net income per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants, calculated using the treasury stock method.

The computations of basic and diluted net income per share are as follows (in thousands, except per share data):

                                        Quarter Ended March 31,
                                 ----------------------------------
                                       1999                1998
                                 ----------------------------------
Shares used in computing net
income per share - Basic (common
stock outstanding)...............      221,900             192,849

Common stock equivalents.........       16,783              10,396
                                 --------------         -----------

Shares used in computing net
income per share - Diluted.......      238,683             203,245
                                 ==============         ===========

Net income.......................  $   108,783          $   52,372
                                 ==============         ===========

Net income per share - Basic.....  $      0.49          $     0.27
                                 ==============         ===========

Net income per share - Diluted...  $      0.46          $     0.26
                                 ==============         ===========

Acquisition of Stratus Computer, Inc.

In October 1998, the Company acquired Stratus Computer, Inc. ("Stratus"), a manufacturer of fault-tolerant computer systems, in exchange for 18.1 million shares of the Company's common stock. The purchase price of $916.7 million was allocated as follows (millions):

Net tangible assets............................. $400.2
Assets held for sale............................ $116.0
Purchased in-process research and development... $267.0
Existing technology............................. $130.0
Assembled work force............................ $  3.5

Prior to the consummation of the acquisition of Stratus, the Company announced its intention to divest the non-telecommunication business units of Stratus, which consisted of the Enterprise computer business unit, two business units comprised of financial and enterprise software (TCAM and S2), and a software joint venture interest (Astria). Accordingly, these business units were recorded at their estimated fair value upon acquisition and were classified as assets held for sale at December 31, 1998. The estimated fair value was based on discussions with independent third parties that expressed interest in acquiring these business units.

In January and February 1999, the Company entered into definitive agreements to divest each of these business units. As the sales proceeds from the disposition of the business units exceeded the carrying value of the assets held for sale, the Company reduced its original charge for purchased in-process research and development and reduced the amount of the purchase price allocated to non-current assets on a pro-rata basis. This resulted in a credit to purchased in-process research and development in the amount of $23.9 million during the quarter ended March 31, 1999.

Included in the liabilities assumed are $49.3 million of accrued merger costs, which consist of $7.6 million of merger transaction costs and $41.7 million of integration expenses. Integration expenses consist of $2.4 million for severance and outplacement costs, $34.8 million for costs associated with the divestiture of the non-telecommunications business units, and $4.5 million of other merger related costs. The $2.4 million of severance and outplacement costs relates to approximately 150 employees involved in duplicate functions, including manufacturing and logistics, sales and marketing, and finance and administration. The $34.8 million of costs associated with the divestiture of the non-telecommunications business units consists of the following major components: 1) $22.2 million of costs associated with termination of lease agreements and relocation of the non-telecommunication business units, 2) $8.5 million of investment banker and other professional fees related to the divestitures, and 3) $4.0 million of other miscellaneous expenses. Substantially all of the accrued merger costs represent anticipated cash expenditures.

The following summarizes merger related accrual activity for the quarter ended March 31, 1999 (in thousands):


                      Merger     Severance
                    Transaction   and Out-     Divestiture     Total Accrued
                       Costs     Placement         Cost         Merger Costs
                   ----------------------------------------------------------

10/19/98 Balance       $12,100     $2,400         $34,800          $49,300

Cash payments            5,009        101           2,689            7,799

Asset writeoffs                                     3,870            3,870

Change in reserves                                                       -

                   ----------------------------------------------------------
12/31/98 Balance         7,091      2,299          28,241           37,631
                   ----------------------------------------------------------

Cash payments              880      1,354           9,073           11,307

Asset writeoffs                                                          -

Change in reserves                                 (1,000)          (1,000)
                   ----------------------------------------------------------
03/31/98 Balance        $6,211     $  945         $20,168          $27,324
                   ==========================================================

The historical consolidated financial results of Ascend for the prior period have not been restated to include the financial position and results of operations of Stratus Computers. The following table shows the historical results of Ascend and Stratus Computers for the prior period.


                                        Proforma Three
                                         months ended
                                        March 31, 1998
                                      ------------------
Revenue:             Ascend..........           $305.114
                     Stratus.........             67,100
                                      ------------------
                     Total...........           $372,214
                                      ==================



Net Income:          Ascend..........            $49,146
                     Stratus.........              1,410
                                      ------------------
                     Total...........            $50,556
                                      ==================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


This report on Form 10-Q contains forward-looking statements which reflect the current views of the Company with respect to future events that will have an effect on its future financial performance. These statements include the words "expects", "believes", "anticipates", and similar expressions. These forward-looking statements are subject to various risks and uncertainties, including without limitation those referred to under "Factors Which May Affect Future Results" and elsewhere herein, that could cause actual future results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

The information set forth below should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included in Part 1 - Item 1 of this Quarterly Report, and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Statements of Operations for the quarters ended March 31, 1999 and 1998, respectively:

                                       Quarter Ended March 31,
                                 ---------------------------------
                                      1999                1998
                                 -------------        ------------
Net sales........................      100  %              100  %
Cost of sales....................       38                  36
                                 -------------        ------------
  Gross margin...................       62                  64
Operating expenses:
  Research and development.......       17                  14
  Sales and marketing............       20                  22
  General and administrative.....        3                   3
  Purchased in-process research
    and development..............       (5)                  -
                                 -------------        ------------
      Total operating expenses...       35                  39
                                 -------------        ------------
Operating income.................       27                  25
Interest income..................        2                   2
                                 -------------        ------------
Income before income taxes.......       29                  27
Provision for income taxes.......        8                  10
                                 -------------        ------------
Net income.......................       21  %               17  %
                                 =============        ============

                                      12

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Sales

Net sales for the quarter ended March 31, 1999 were $509.4 million, an increase of 67% over net sales of $305.1 million for the first quarter of 1998. The net sales for the quarter ended March 31, 1999 include incremental revenues resulting from the acquisition of Stratus. International sales accounted for approximately 27% of net sales for the quarter ended March 31, 1999 compared to 26% of net sales for the same period in 1998. Substantially all of the increase in net sales was attributable to increases in unit shipments of the Company's products.

The following table provides a breakdown of net sales by business unit as a percentage of total net sales:

                                           Quarter Ended March 31,
                                    ------------------------------------
     Business Unit                       1999                  1998
------------------------            --------------        --------------

Core Systems............                   47  %                 41  %
Access Switching........                   40                    44
Enterprise Access.......                    5                    10
Other...................                    8                     5
                                    --------------        --------------
  Total Company.........                  100  %                100  %
                                    ==============        ==============

Core Systems - The Core Systems business unit consists of the B-STDX family of Frame Relay switches, the CBX500 and GX 550 ATM switches, the SA family of broadband access products, the Intelligent Networking products acquired from Stratus and the GRF family of IP switches. Core Systems products accounted for 47% and 41% of total Company net sales for the quarters ended March 31, 1999 and 1998, respectively. The increase in Core Systems sales as a percentage of net sales was primarily attributable to significant growth in sales of ATM switches. Incremental revenues from the acquisition of Stratus also contributed to the increase, to a lesser extent.

Access Switching - The Access Switching business unit offers the MAX family of products. Access Switching products accounted for 40% and 44% of total Company net sales for the quarters ended March 31, 1999 and 1998, respectively. Access Switching revenues increased by approximately 50% compared to the previous year, but declined as a percentage of total sales due to the significant increase in Core Systems revenues.

Enterprise Access - The Enterprise Access business unit offers the Pipeline family of remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment. Enterprise Access products accounted for 5% and 10% of total Company net sales for the quarters ended March 31, 1999 and 1998, respectively. Enterprise Access revenues declined by approximately 10% compared to the previous year, and declined to 5% of total sales due to the significant increase in total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN

Gross margin was 62% and 64% for the quarters ended March 31, 1999 and 1998, respectively. The decrease in gross margin for the quarter ended March 31, 1999 was primarily due to decreases in the average selling prices of the Company's products, and to a lesser extent, lower average gross margins attributable to products acquired from Stratus during the fourth quarter of 1998. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, the introduction of new products with lower gross margins, the distribution channels used, price competition, increases in material costs and changes in other components of cost of sales.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 105% to $83.9 million in the first quarter of 1999 from $41.0 million in the first quarter of 1998. Research and development expenses as a percent of net sales increased to 17% for the first quarter of 1999 compared to 14% for the same quarter of 1998. The increase was primarily due to the addition of engineering personnel, in part due to the acquisition of Stratus, and expenses related to the development and enhancement of the Company's existing and new products.

SALES AND MARKETING

Sales and marketing expenses increased 49% to $100.5 million for the first quarter of 1999 from $67.3 million for the first quarter of 1998. Sales and marketing expenses as a percent of net sales decreased to 20% for the first quarter of 1999 as compared to 22% for the same quarter of 1998. The increase in absolute dollars was primarily due to the addition of sales, marketing and technical support personnel and related commissions, and expenses associated with expanding sales offices and technical support operations in North America, Europe and Asia and the Pacific Basin. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers and distributors, end-user customers and new products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 71% to $17.1 million for the first quarter of 1999 from $10.0 million for the first quarter of 1998. General and administrative expenses as a percent of net sales were 3% for the quarters ended March 31, 1999 and 1998. The increase in absolute dollars was primarily due to the addition of finance, information systems and administrative personnel and increased facilities costs. During 1998, the Company expanded its headquarters facility in Alameda, California, and acquired additional facilities through the acquisition of Stratus.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the quarter ended March 31, 1999, the Company recorded a credit to purchased in-process research and development expense in the amount of $23.9 million which related to the acquisition of Stratus in the fourth quarter of 1998. The credit resulted from the pro-rata allocation of the excess of the sales proceeds of the non-telecommunications business units of Stratus over the carrying value of the assets held for sale. Accordingly, the total charge for purchased in-process research and development for the acquisition of Stratus was reduced from $267.0 million to $243.1 million.

INTEREST INCOME

Interest income increased by 119% to $10.9 million for the first quarter of 1999 compared to $5.0 million for the same quarter of 1998. The increase was primarily attributable to increases in cash balances due to the acquisition of Stratus and cash flow generated by operations.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the quarters ended March 31, 1999 and 1998 was 33.0% and 36.0%, respectively, excluding the effect of the tax benefit associated with the credit to purchased in-process research and development recorded in the first quarter of 1999. The lower effective tax rate for 1999 is primarily attributable to a shift in certain manufacturing operations to foreign jurisdictions with lower tax rates. The Company anticipates its 1999 effective tax rate to be approximately 33.0%; however, the rate could change depending on changes in the estimated amount or geographic mix of the Company's earnings, changes in tax laws and regulations, or the effect of future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's principal sources of liquidity included $1.24 billion of cash and cash equivalents, short-term investments and investments, and an unsecured $25.0 million revolving line of credit which expires in June 1999. There were no borrowings or amounts outstanding under the line of credit as of March 31, 1999. The increase in cash and cash equivalents of $46.4 million for the period was principally due to $39.6 million provided by operating activities and $65.1 million provided by financing activities, offset by $55.6
million used in investing activities.   Net cash provided by operating
activities for the three months ended March 31, 1999 was primarily due to net income, adjusted for non-cash charges and changes in working capital assets.

Net cash used in investing activities of $55.6 million for the three months ended March 31, 1999 related primarily to net sales of investments, investments in privately held companies, and expenditures for property and equipment. Financing activities provided $65.1 million for the three months ended March 31, 1999, due to proceeds from the exercise of stock options and issuance of common stock in connection with the Company's stock plans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 1999, the Company had $1.180 billion in working capital. The Company currently has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months.


RECENT PRONOUNCEMENTS

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition for multiple-element arrangements by means of the "residual method" in certain circumstances. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier application for financial statements or information that has not been issued is permitted and retroactive application is prohibited. SOP 98-9 is not expected to have a material impact on Ascend's consolidated results of operations, financial position or cash flows.

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately accumulated other comprehensive income in the in the equity section of the balance sheet. The Company's accumulated other comprehensive income consists of investment valuation and foreign currency adjustments. Comprehensive income (loss) does not have a material impact on Ascend's consolidated results of operations, financial position, cash flows or total shareowners' equity.

                          ASCEND COMMUNICATIONS, INC.

PART I-ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS:
-------------

FACTORS WHICH MAY AFFECT FUTURE RESULTS

  The Company's quarterly and annual operating results are affected by a wide variety of risks and uncertainties as discussed below.

MERGER AGREEMENT WITH LUCENT

  On January 12, 1999, the Company and Lucent executed a definitive merger agreement pursuant to which Dasher Merger Inc., a Delaware corporation and a wholly owned subsidiary of Lucent, will merge, subject to certain conditions, with and into the Company and the Company will become a wholly owned subsidiary of Lucent. Under the terms of the merger, each outstanding share of common stock of the Company will be exchanged for 1.65 shares of common stock of Lucent, which number of shares gives effect to the two-for-one stock split announced by Lucent in February 1999 and is subject to further changes in Lucent's capitalization. The announcement of the merger could have an impact on the ability of the Company to market its products and services to its customers, possibly causing operating results to vary from those expected. The merger is subject to approval by the Company's stockholders and various regulatory agencies, including the Department of Justice, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, the Company's results of operations and common stock price could be materially adversely affected.

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

PROPRIETARY RIGHTS

  The Company relies on a combination of patents, copyright, trade secret laws and non-disclosure agreements to protect its proprietary technology. However, there can be no assurance that any of the Company's proprietary technology rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantage. From time to time, the Company receives notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. The Company is currently involved in patent disputes the results of which are not presently determinable. Such disputes could result in significant expenses to the Company and divert the efforts of the Company's technical and management personnel.

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

ASCEND YEAR 2000 READINESS DISCLOSURE

  The Year 2000 computer issue creates a risk for Ascend and therefore the Company makes the following Year 2000 readiness disclosure. If computer systems do not correctly recognize date information when the year changes to 2000, there could be a materially adverse impact on the Company's operations. The risk for the Company exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from the Company's customers, and the potential reduced spending the Company's customers on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is currently evaluating its exposure in all of these areas and expects to complete such evaluation no later than June 30, 1999.

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

  Warranty. On the basis of product designs and quality assurance tests, the Company believes the majority of its current products are Year 2000 compliant; however, some of the products sold by the Company in the past may not be Year 2000 compliant. The Company currently identifies the products that it has certified as Y2K compliant through its Year 2000 readiness disclosure to customers, and has not warranted that its other products are Year 2000 compliant. However, because the Company's products are sometimes bundled or marketed with, or used by customers with, third party products which may not always be Year 2000 compliant, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition and such claims could have a material adverse impact on the Company's results of operations or financial condition. In addition, in the event that a significant number of the Company's customers experience Year 2000-related problems, whether or not due to the Company's products, demand for technical support and assistance may increase substantially. In such case, the Company's costs for providing technical support may rise and the quality of such technical support or the Company's ability to manage incoming requests may be impaired.

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

  General. In order to evaluate the risks outlined above and to implement Year 2000 compliance solutions, Ascend has established a company-wide team coupled with outside consultants. The internal Ascend Year 2000 compliance team consists of representatives from various functional areas, including risk management, finance, engineering, purchasing, and legal. The external Year 2000 compliance team includes various national Year 2000 compliance consultants. The team has established an overall Year 2000 compliance goal, incremental milestones and meets regularly to assess progress towards its milestones. Currently, the Company is establishing contingency plans to address the impact to the Company in the event its suppliers, products or internal systems are not Year 2000 compliant.

  Costs incurred to date on the Company's Year 2000 compliance project are approximately $ 12.6 million. Total costs of the project and compliance are estimated to be $20.0 million to $24.0 million and should be substantially incurred by June 30, 1999. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 compliance problems occur.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

  By Order of the Court of Chancery dated April 8, 1999, the four actions were consolidated for all purposes. The Order provides, among other things, that plaintiffs will file a consolidated amended complaint. No such consolidated amended complaint has been filed as of April 27, 1999.

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

  The Company and various of its current and former officers and directors are defendants in a number of consolidated class action lawsuits pending in the United States District Courts for the Central District of California, which have been filed on behalf of all persons who purchased or acquired the Company's stock (excluding the defendants and parties related to them) for the period November 5, 1996 to September 30, 1997 ("federal securities actions"). In addition, the Company and one of its officers are defendants in a securities action filed in the Superior Court of Alameda County, California ("state securities action"). The state securities action purports to be brought on behalf of all purchasers of the Company's stock between July 15, 1997 and September 29, 1997 (excluding the defendants and parties related to them). The lawsuits allege that the defendants violated the federal or state securities laws by engaging in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information concerning its business and earnings and the development, efficiency, introduction and deployment of its digital modems based on 56K-bps technology.

  On August 17, 1998, the Court certified the federal securities actions as a class action and appointed four plaintiffs to serve as class representatives. On September 4, 1998, plaintiffs filed a second Amended and Consolidated Complaint. On February 2, 1999, the Court issued an Order granting the motion to dismiss and allowing plaintiffs to file an amended complaint. The amended federal securities action complaint is due on June 4, 1999. On April 2, 1999, defendants filed a demurrer to the state securities action complaint. This motion is scheduled to be heard on June 15, 1999.

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

  In April 1997, a civil action was filed against Sahara, its three founders and ten employees of Sahara by General Datacomm Industries, Inc. in the Superior Court for the State of Connecticut. The complaint alleges several causes of action, including: breach of contract; tortious interference with contractual relations; misappropriation of trade secrets; unfair competition and violation of the Connecticut Unfair Trade Practices Act. The plaintiff seeks relief of unspecified monetary damages, costs and injunctive relief. General Datacomm Industries amended its complaint in February 1999 to assert breach of contract and breach of fiduciary duty claims against the three founders. These claims include an assertion by General Datacomm Industries that it owns certain intellectual property developed by Sahara in the six month period following the termination of the founder's employment with General Datacomm Industries. The Company has not yet engaged in substantive discovery and the ultimate outcome of
this matter cannot yet be determined.   The Company plans to vigorously defend
this lawsuit. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result from the action has been recognized in the consolidated financial statements. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results or cash flows in a particular period.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Please refer to Part I-Item 3-quantitative and qualitative disclosures about market risk.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit:
     (27)    Financial Data Schedule

(b)  Reports on Form 8-K:

     Current Report on Form 8-K dated January 15, 1999 was filed pursuant to
     Item 5 (Other Events), announcing that on January 12, 1999, the Company had entered into an agreement and plan of merger and related stock option agreement with Lucent Technologies, Inc.

                          ASCEND COMMUNICATIONS, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ASCEND COMMUNICATIONS, INC.



DATE   May 17, 1999              by /s/ Michael F.G. Ashby
---------------------               ------------------------------

                                    Michael F.G. Ashby, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)