Form 10-K/A
period 1997-12-31
ASCEND COMMUNICATIONS INC
filed 1999-05-19
CIK 921146

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 2

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

                     Commission File Number: 000-23774

                        ASCEND COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                     94-3092033
-------------------------------------               --------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     1701 Harbor Bay Parkway, Alameda, CA                   94502
------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip code)

      Registrant's telephone number, including area code:  (510) 769-6001

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

                              PORTIONS AMENDED

The Registrant hereby amends and restates Items 3 and 7 of this Report on Form 10-K, and Footnotes 8 and 9 to the Registrant's Consolidated Financial Statements set forth in this Report on Form 10-K, in each case as set forth below.


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

      The Company is a party as a defendant in various other lawsuits, contractual disputes and other legal claims arising in the ordinary course of business, the results of which are not presently determinable. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result from these claims has been recognized in the consolidated financial statements. However, in the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from these lawsuits would not materially affect the Company's financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

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

      The Company acquired four companies in the year ended December 31, 1997. In February 1997, the Company purchased InterCon Systems Corporation ("InterCon"), a leading developer of remote access client software products for both corporate and ISP markets. On April 1, 1997, the Company acquired Whitetree, Inc. ("Whitetree"), a developer and manufacturer of high speed ATM switching products. On June 30, 1997, the Company acquired Cascade Communications Corp. ("Cascade"), a leading developer and manufacturer of carrier class Frame Relay, ATM and IP switching products. In January 1997, Cascade acquired Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products (See Note 8 to the Financial Statements).

Results of Operations

      The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company's consolidated statements of operations:


                                                        YEAR ENDED DECEMBER 31,
                                              ------------------------------------
                                                 1997           1996         1995
                                              ----------     ----------    -------

Net sales...................................       100 %        100 %          100
Cost of sales...............................        35           35             35
                                               -------       ------         ------
   Gross profit.............................        65           65             65
Operating expenses:
   Research and development.................        14           10             13
   Sales and marketing......................        21           18             20
   General and administrative...............         3            3              6
   Purchased research and development.......        20            -              -
   Costs of mergers.........................        13            2              -
                                               -------       ------         ------
      Total operating expenses..............        71           33             39
                                               -------       ------         ------
Operating income (loss).....................        (6)          32             26
Interest income.............................         2            2              3
                                               -------       ------         ------
Income (loss) before income taxes...........        (4)          34             29
Provision for income taxes..................         7           13             11
                                               -------       ------         ------

Net income (loss)...........................       (11) %        21 %           18%
                                               =======       ======         ======


      Years Ended December 31, 1997, 1996 and 1995

      Net Sales. Net sales for 1997 increased 31% to $1.167 billion as compared to $890.3 million in 1996, which increased 210% from $287.4 million in 1995. International sales (sales outside of North America) increased to $362.3 million in 1997 as compared to $313.3 million in 1996 and to $65.5 million in 1995 and accounted for 31%, 35% and 23% of net sales in 1997, 1996 and 1995, respectively. Substantially all of the increase in sales in each period was attributable to increases in unit shipments of the Company's products. In the aggregate, average selling prices and gross margins for the Company's products were relatively constant for each period. Decreases in average selling prices for products of the Enterprise Access business unit were offset by increases in average selling prices for products of the Access Switching business unit, due primarily to the release of the higher priced MAX TNT product during the fourth quarter of 1996.

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

      Enterprise Access - The Enterprise Access business unit offers the Pipeline family remote access equipment as well as the Multiband MAX family of inverse multiplexing equipment. Enterprise Access products accounted for 9%, 13% and 22% of total Company net sales for 1997, 1996 and 1995, respectively. The decline of Enterprise Access net sales as a percent of total Company net sales was primarily attributable to the increase in the sales of the MAX family of products and price reductions of the Pipeline products due to increased competition.

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

      Sales and Marketing. Sales and marketing expenses were $249.1 million, $156.3 million and $56.0 million for 1997, 1996 and 1995, respectively. These increases in expenses were primarily due to the addition of sales, marketing and technical support personnel and related commissions; expenditures for demonstration and loaner equipment used by customers; and expenses associated with opening additional sales offices in North America, Europe and Asia and the Pacific Basin. For 1997, approximately 35%, 20% and 45% of the total increase in sales and marketing expenses were attributable to each of the factors listed above, respectively. For 1996, approximately 65%, 10% and 25% of the total increase in sales and marketing expenses were attributable to each of the factors listed above, respectively. The growth in sales, marketing and technical support personnel was primarily due to the need to manage the activities of an increased number of value-added resellers, distributors, and end-user customers and to the introduction of several new products. Sales and marketing expenses as a percent of net sales increased to 21% in 1997 from 18% in 1996 which decreased from 20% in 1995. The Company expects that sales and marketing expenses will increase in absolute dollars in 1998 and may continue to vary as a percentage of net sales.

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

      Purchased Research and Development. Purchased research and development costs were $231.1 million for 1997. These costs were for the purchase of technology and related assets associated with the acquisitions of InterCon and Sahara during the first quarter of 1997. These acquisitions provide technology and expertise that the Company is using to enhance and expand the breadth of its offerings to end-user markets.

      Sahara was a developer of scaleable high speed broadband access products based in Wallingford, Connecticut. Sahara was founded in August 1995, and as of the valuation date of January 1997 had no commercially available products. Sahara was focused on developing broadband access solutions to support a wide variety of service types and interfaces, removing the requirement for multiple non-integrated switching and transmission elements.

      Communications providers are currently facing a diverse set of network technologies. Leased lines use time division multiplexing. Frame relay is based on frame switching, ATM uses cell relay, and the Internet typically employs routers. There is no single technology that supports all of the services in a provider's portfolio. Sahara management is convinced that broadband access solutions are needed to support a wide variety of service types and interfaces. Sahara's technology was intended to develop a cost effective access system that is designed specifically for broadband networking, is scaleable to meet growing demand and meets the highest levels of reliability.

      Sahara's management plans to embed broadband access technology in three products: the SA-100 Broadband Service Unit, the SA-600 Broadband Service Concentrator and the SA- 1200 Service Access Multiplexer (collectively referred to as the "SA family of products"). These three products will use interchangeable hardware and software components. In management's opinion, the SA family of products will have the power and scaleablility to address the needs of a range of requirements. The design of the products is intended to allow the ability to easily customize and upgrade the system to meet the needs of this high growth market. Sahara has had no product revenues over its existence and was a development stage enterprise at the date of acquisition.

      A fair value of $213.0 million was assigned to the Broadband Access technology. At the time of the valuation, management anticipated costs of approximately $4.2 million to complete the technology with completion and achievement of technological feasibility anticipated in the second calendar quarter of 1997, facilitating product release dates for the SA family of products during the second and third quarters of 1997. Material risks affecting timely completion and commercialization included successful integration of hardware and software designs, successful product testing, and achievement of operating performance requirements of regional Bell operating companies whom management expected to be significant customers of the Broadband Access Technology products. In addition, the revenue projections were based on assumptions for the total market for Broadband Access products, which is a relatively new market. To the extent that the market demand for Broadband Access products is lower than anticipated, the revenue assumptions for the products based on the Broadband Access technology will be affected, irrespective of the success of the Company's development efforts.

      As of the date of this filing, management continues to believe that the overall market for Broadband Access products will be a significant growth market. However, the adoption of Broadband Access Technology by the Company's customers has not occurred as rapidly as originally anticipated. In addition, the Company's development efforts have encountered certain delays. As a result, the first product based on the Broadband Access Technology was not released until the fourth quarter of 1997, and significant revenues from the products developed from the Broadband Access Technology are not expected until 1999.

      Cost of Mergers. For the year ended December 31, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs principally related to the acquisitions of Cascade and Whitetree and consist primarily of merger transaction costs and accruals for redundant assets, redundant products, fees relating to the cancellation of certain obligations and employee severance packages. The total charge included $54.1 million relating to merger transaction costs and $96.2 million of integration expenses. Included in merger transaction costs are the following amounts: (1) $48.9 million for investment banking, legal and accounting costs, (2) $2.3 million of printing and distribution costs, and
(3) $2.9 million for other miscellaneous costs. Included in integration expenses are the following amounts: (1) $7.2 million for severance and outplacement costs for employees involved in duplicate functions, including manufacturing and logistics, sales and marketing, and finance and administration, (2) $67.4 million for assets relating to duplicate product lines, and (3) $21.6 million relating to the cancellation of redundant facility leases and other contracts and obligations. In conjunction with the acquisitions of Cascade and Whitetree, certain duplicate functions were eliminated over transition periods ranging from two months to one year. These functions consisted primarily of employees involved in general corporate functions, including finance, human resources, information technology, sales and corporate marketing. In addition, manufacturing positions relating to discontinued products were also eliminated. The discontinued product lines consisted of the Arris family of remote access concentrator products acquired from Cascade, and the entire product line of Whitetree ATM switches. These product lines were eliminated and related and certain other redundant assets were immediately abandoned upon the closing of the mergers, as the Arris family of products was redundant with the Ascend MAX TNT product, and management believed that the market opportunity addressed by the Whitetree products was limited. Termination benefits actually paid to 267 employees through December 31, 1997 were $6.7 million, with the remaining balance expected to be paid during the first quarter of 1998.

      Facilities that were eliminated in conjunction with acquisitions of Cascade and Whitetree included the corporate headquarters facility for Cascade in Westford, Massachusetts, a previously planned facility expansion for the broadband access division of Cascade, and various duplicate sales and service offices, including those in McClean, Virginia; Schaumburg, Illinois; Dallas, Texas; White Plains, New York; and Redwood City, California.

      The $67.4 million charge for assets relating to redundant assets and duplicate product lines consists of the following major components: (1) $29.0 million related to fixed assets, evaluation inventory and internal systems, (2) $13.0 million for inventory relating to discontinued products,
(3) $12.9 million to reserve accounts receivable relating to discontinued products, (4) $10.0 million for warranty obligations relating to discontinued products and other merger related product issues, and (5) $2.5 million for other valuation reserves. The $21.6 million reserved for the cancellation of redundant facility leases and other contracts consists of the following major components: (1) $13.6 million for purchase commitments related to discontinued products, (2) $6.4 million for redundant facilities, and (3) $1.6 million for other non-cancellable commitments.

      The following summarizes merger related accrual activity for the year ended December 31, 1997 (in thousands):


                             CASH EXPENDITURES               NON-CASH ACTIVITY
                ------------------------------------------   -----------------
                                              CANCELLATION
                                              OF FACILITY          ASSETS
                   MERGER        SEVERANCE     LEASES AND        ASSOCIATED
                TRANSACTION         AND          OTHER         WITH DUPLICATE
                   COSTS       OUT-PLACEMENT   CONTRACTS        PRODUCT LINES     TOTAL
                -----------    -------------  ------------    ----------------    -----

6/30/97 Balance  $  54,148       $  7,200       $ 21,558         $ 67,365       $150,271

Cash Payments      (48,073)        (6,712)        (6,180)             -          (60,965)

Asset Writeoffs        -               -              -           (56,992)       (56,992)

12/31/97
                 ---------       --------       --------         ---------      --------
Balance          $   6,075       $    488       $ 15,378         $  10,373      $ 32,314
                 =========       ========       ========         =========      ========


      The remaining portion of the merger related accruals at December 31, 1997 was approximately $32.3 million. Total expected cash expenditures for the mergers were estimated to be approximately $82.9 million, of which approximately $61.0 million was disbursed prior to December 31, 1997. Termination benefits paid to 267 employees through December 31, 1997 were $6.7 million, with the remaining balance expected to be paid during the first quarter of 1998.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

      In conjunction with the acquisitions of Cascade and Whitetree, the Company recorded one-time merger costs of approximately $150.3 million. The total charge included $54.1 million relating to merger transaction costs and $96.2 million of integration expenses. Included in integration expenses are the following amounts: (1) $7.2 million for severance and outplacement costs for approximately 275 employees involved in duplicate functions, including manufacturing and logistics, sales and marketing, and finance and administration, (2) $67.4 million for redundant assets and assets relating to duplicate product lines, and (3) $21.6 million relating to the cancellation of redundant facility leases and other contracts and obligations.

      In conjunction with the acquisitions of Cascade and Whitetree, certain duplicate functions were eliminated over transition periods ranging from two months to one year. These functions consisted primarily of employees involved in general corporate functions, including finance, human resources, information technology, sales and corporate marketing. In addition, manufacturing positions relating to discontinued products were also eliminated. The discontinued product lines consisted of the Arris family of remote access concentrator products acquired from Cascade, and the entire product line of Whitetree ATM switches. These product lines were eliminated and related and certain other redundant assets were immediately abandoned upon the closing of the mergers, as the Arris family of products was redundant with the Ascend MAX TNT product, and management believed that the market opportunity addressed by the Whitetree products was limited. Termination benefits actually paid to 267 employees through December 31, 1997 were $6.7 million, with the remaining balance expected to be paid during the first quarter of 1998.

      Facilities that were eliminated in conjunction with acquisitions of Cascade and Whitetree included the corporate headquarters facility for Cascade in Westford, Massachusetts, a previously planned facility expansion for the broadband access division of Cascade, and various duplicate sales and service offices, including those in McClean, Virginia; Schaumburg, Illinois; Dallas, Texas; White Plains, New York; and Redwood City, California.

      On January 28, 1997, Cascade completed its acquisition of Sahara Networks, Inc. ("Sahara"), a privately held developer of scaleable high-speed broadband access products, in a transaction that was accounted for as a purchase. Cascade issued approximately 3.4 million shares of Cascade common stock (or 2.4 million equivalent shares of the Company's common stock after exchange ratio) in exchange for all the outstanding shares of Sahara. In addition, Cascade assumed all outstanding Sahara stock options to purchase approximately 400,000 shares of Cascade common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $219.0 million was allocated to the net assets acquired based upon their estimated fair market value. The purchase price includes $22.2 million for the fair market value of the Sahara options assumed by Cascade. The fair value of the stock options was determined using the Black-Scholes model. The estimated fair value of the tangible net assets acquired was approximately $6.0 million. In addition, approximately $213.0 million of the purchase price was allocated to in-process research and development that had not reached technological feasibility and that had no alternative future use.

      Management is primarily responsible for estimating the fair value of the purchased in-process research and development ("IPRD") obtained through the acquisition of Sahara. At the date of acquisition, Sahara was a development stage enterprise that had never introduced a product to market or had any existing products that it was selling to customers. The Broadband Access Technology acquired from Sahara was being developed to provide communications providers with an enhanced access platform for a diverse set of networking technologies. The Broadband Access Technology was valued based on the income forecast method, which requires a projection of revenues and expenses specifically attributable to the intangible assets. The discounted cash flow technique was then applied to the potential income streams after making necessary adjustments with respect to such factors as the wasting nature of the acquired intangible assets, the allowance for a fair return on the net tangible and other intangible assets employed, and consideration of development cost and risk. The adjustments were made to separate the value of the specific intangible asset being valued from the portion of the purchase price that already has been allocated to the net tangible and other intangible assets employed.

      Significant assumptions that affected valuation of the Broadband Access Technology of Sahara included revenue and cost of completion assumptions as well as the timing of the product release. In addition, the selection of an appropriate risk adjusted discount rate was a significant assumption used in the valuation analysis. Since Sahara had no revenues prior to the acquisition, the assumptions used in the valuation for pricing, margins and expense levels were consistent with Cascade's historical experience with similar types of products.

      The revenue for the product categories based on the Broadband Access Technology was a key variable to the analysis. Cascade management estimated the revenue from the Broadband Access Technology in quarterly revenue projections over the expected economic life of the technology once completed. These projections reflected management's anticipated release dates in the second and third calendar quarters of 1997 for the SA- 100, SA-600 and SA-1200 product categories, all of which are expected to be based on the Broadband Access Technology. Material net cash inflows from the Broadband Access Technology were projected to commence in the first quarter of 1998.

      The costs of completion assumptions were based on cost analyses provided by senior management responsible for development of the Broadband Access Technology. Given the uncertainty of the development milestones, the actual costs to complete could have been significantly higher or lower than estimated depending on the relative success of the development team in addressing the outstanding technological issues of the technology. The expected timing of the product release directly affects the timing of the revenue projections. Any miscalculation of the product release date could affect the revenue projections. In addition, the revenue projections were based on assumptions for the total market for Broadband Access products, which is a relatively new market. To the extent that the market demand for Broadband Access products is lower than anticipated, the revenue assumptions for the products based on the Broadband Access technology will be affected, irrespective of the success of the Company's development efforts.

      In estimating an appropriate discount rate for valuing IPRD, management considered several factors. Among the factors considered were the cost of capital for the target company, and the risk associated with the IPRD project. Considering these factors, management selected a discount rate of 25% which it believes to be consistent with the risks of the IPRD.

      The Broadband Access Technology had not reached technological feasibility at the time of the acquisition. Furthermore, management concluded that no technologies were acquired which may have an alternative use other than their original design purposes. At the time of acquisition, Sahara had not completed its first product, and had no revenue to date.

      The projected development cost remaining for the Broadband Access Technology project, at the time of the acquisition, to reach technological feasibility was approximately $4.2 million. The continued development of Broadband Access Technology following the acquisition was dependent upon the successful and timely completion of various developmental milestones.

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

      The Company is a party as a defendant in various other lawsuits, contractual disputes and other legal claims arising in the ordinary course of business, the results of which are not presently determinable. Although it is reasonably possible the Company may incur a loss upon the conclusion of these claims, an estimate of any loss or range of loss cannot be made. No provision for any liability that may result from these claims has been recognized in the consolidated financial statements. However, in the opinion of management, after consultation with legal counsel, the amount of losses that might be sustained, if any, from these lawsuits would not materially affect the Company's financial position. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ASCEND COMMUNICATIONS, INC.

DATE  May 19, 1999            by  /s/ Mory Ejabat
      --------------              ---------------------------------------
                                  Mory Ejabat, President, Chief Executive
                                  Officer and Director