Form 10-Q/A
period 1998-03-31
ASCEND COMMUNICATIONS INC
filed 1999-05-19
CIK 921146

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-Q/A

                              Amendment No. 1

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

                              PORTIONS AMENDED

The Registrant hereby amends and restates the Footnote titled "Litigation" to the Condensed Consolidated Financial Statements of the Registrant set forth in this Quarterly Report on Form 10-Q and Item 2 of this Quarterly Report on Form 10-Q, in each case as set forth below.



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

The following summarizes merger related accrual activity for the quarter ended March 31, 1998 (in thousands):

                                                                   NON-CASH
                               CASH EXPENDITURES                   ACTIVITY
                  -------------------------------------------    ------------
                                                                    ASSETS
                                                 CANCELLATION     ASSOCIATED
                     MERGER       SEVERANCE      OF FACILITY         WITH
                  TRANSACTION        AND          LEASES AND       DUPLICATE
                     COSTS      OUT-PLACEMENT  OTHER CONTRACTS   PRODUCT LINES    TOTAL
                  -----------   -------------  ---------------   -------------  ---------
12/31/97          $  6,075        $   488         $  15,378        $  10,373    $   32,314
Balance
Cash Payments           -            (488)           (3,360)              -         (3,848)
Asset
Writeoffs               -               -                -            (4,829)       (4,829)
                  --------        --------        ---------        ---------    ----------
3/31/98
Balance           $ 6,075               -            12,018            5,544        23,637
                  ========        ========        =========        =========    ==========

The remaining portion of the merger related accruals at March 31, 1998 was approximately $23.6 million. Total expected cash expenditures for the mergers were estimated to be approximately $82.9 million, of which approximately $64.8 million was disbursed prior to March 31, 1998. Termination benefits paid to 267 employees through March 31, 1998 were $7.2 million.

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

                                   ASCEND COMMUNICATIONS, INC.

DATE   May 19, 1999              by  /s/ Michael F.G. Ashby
       ------------                 ------------------------------------
                                   Michael F.G. Ashby, Executive Vice
                                   President and Chief Financial Officer
                                   (Principal Financial Officer)