Form 10-Q/A
period 1998-06-30
ASCEND COMMUNICATIONS INC
filed 1999-05-19
CIK 921146

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the quarters and six month periods ended June 30, 1998 and 1997, respectively:

                                            QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ----------------------     -------------------------
                                              1998          1997           1998         1997
                                             ------        ------         ------       ------
Net sales ..............................      100%           100%          100%         100%
Cost of sales ..........................       36             35            36           35
                                             ----           ----          ----         ----
  Gross profit .........................       64             65            64           65
Operating expenses:
  Research and development .............       14             13            14           12
  Sales and marketing ..................       21             19            21           19
  General and administrative ...........        3              3             3            3
  Purchased research and development....     --             --            --             38
  Cost of mergers ......................     --               48          --             25
                                             ----           ----          ----         ----
    Total operating expenses ...........       38             83            38           97
                                             ----           ----          ----         ----
Operating income (loss) ................       26            (18)           26          (32)
Interest income, net ...................        2              2             2            2
                                             ----           ----          ----         ----
Income (loss) before income taxes ......       28            (16)           28          (30)
Provision for income taxes .............       10           --              10            5
                                             ----           ----          ----         ----

Net income (loss) ......................       18%           (16)%          18%         (35)%
                                             ====           ====          ====         ====


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

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for the quarters and six month periods ended June 30, 1998 and 1997, respectively:

                                QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                               ------------------------   --------------------------
       BUSINESS UNIT             1998            1997         1998           1997
---------------------------    --------        --------     --------       -------
Access Switching...........       42 %            55 %         43 %          57 %
Core Systems...............       47              32           44            31
Enterprise Access..........        6               9            8            8
Other......................        5               4            5            4
                               --------        --------     --------       -------
  Total Company............      100 %           100 %        100 %         100 %
                               ========        ========     ========       =======


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

The following summarizes merger related accrual activity for the quarter ended June 30, 1998 (in thousands):

                                 CASH EXPENDITURES                    NON-CASH ACTIVITY
                    ---------------------------------------------     -----------------
                                                    CANCELLATION          ASSETS
                       MERGER       SEVERANCE       OF FACILITY         ASSOCIATED
                    TRANSACTION        AND           LEASES AND       WITH DUPLICATE
                       COSTS      OUT-PLACEMENT   OTHER CONTRACTS      PRODUCT LINES         TOTAL
                    -----------   -------------   ---------------     ---------------      -----------
3/31/98 Balance     $   6,075        $    -         $   12,018            $  5,544         $  23,637
Cash Payments               -             -             (3,647)                  -            (3,647)
Asset Writeoffs             -             -                  -                   -                 -
                    ---------     -------------    -------------       -------------       -----------
6/30/98 Balance       $ 6,075        $    -         $    8,371            $  5,544         $  19,990
                    =========     =============    =============       =============       ===========


The remaining portion of the merger related accruals at June 30, 1998 was approximately $20.0 million. Total expected cash expenditures for the mergers were estimated to be approximately $82.9 million, of which approximately $68.5 million was disbursed prior to June 30, 1998.

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

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the quarter ended June 30, 1998 and 1997 was 36% and 37.4%, respectively, exclusive of the effect of one-time non- deductible in-process research and development expenses and certain merger related expenses. The effective tax rate for the six months ended June 30, 1998 and 1997 was 36% and 37.8%, respectively. The lower effective tax rate for 1998 is primarily attributable to reduction in the overall state effective tax rate and utilization of various tax credits. The Company anticipates its 1998 effective tax rate to be approximately 36.0%, however, the rate could change upon a change in the estimated amount or geographic mix of the Company's earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or the effect of future acquisitions.

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

The Company's common stock has experienced significant price volatility, and such volatility may occur in the future, particularly as a result of quarter-to- quarter variations in the actual or anticipated financial results of the Company or other companies in the networking industry, announcements by the Company or competitors regarding new product introductions or other developments affecting the Company and/or changes in financial estimates by public market analysts. In addition, the market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies' stocks and that have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. Recent periods of volatility in the market price of the Company's securities resulted in securities class action litigation against the Company and various officers and directors. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the results of operations and financial condition of the Company.

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



                                      ASCEND COMMUNICATIONS, INC.


DATE  May 19, 1999              by    /s/ Michael F.G. Ashby
      ------------                    -------------------------------------
                                      Michael F.G. Ashby, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)