Form 10-Q/A
period 1998-09-30
ASCEND COMMUNICATIONS INC
filed 1999-05-19
CIK 921146

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 1998 and 1997, respectively:


                       Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                       -----------------------    --------------------------
                          1998          1997       1998            1997
                          ----          ----       ----            ----

Net sales............     100%          100%       100%            100%
Cost of sales........      36            36         36              35
                          ----          ----       ----            ----
  Gross margin.......      64            64         64              65
Operating expenses:
  Research and
    development......      14            15         14              13
  Sales and marketing..    20            24         21              21
  General and
    administrative.....     9             3          5               3
  Purchased research
    and development....     -             -          -              27
  Cost of mergers......    (5)            -         (2)             17
                          ----          ----       ----            ----
    Total operating
      expenses.........    38            42         38              81
                          ----         ----        ----            ----
Operating income
  (loss)...............    26            22         26             (16)
Interest income, net....    2             2          2               2
                         ----          ----        ----            ----
Income (loss) before
  income taxes........     28            24         28             (14)
Provision for income
  taxes................    10             9         10               6
                         ----          ----       ----            ----
Net income (loss)......    18%           15%        18%            (20)%
                         ====          ====       ====            ====


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

The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for the quarters and nine months ended September 30, 1998 and 1997, respectively:

                     Quarter Ended Sept. 30,      Nine Months Ended Sept. 30,
                     -----------------------      ---------------------------
Business Unit         1998          1997          1998              1997
-------------         ----          ----          ----              ----

Access Switching...     48%          50%           45%               55%
Core Systems.......     41           36            43                33
Enterprise Access..      7            9             8                 8
Other..............      4            5             4                 4
                       ----        ----          ----              ----
   Total Company...    100%         100%          100%              100%
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

COST OF MERGERS

For the year ended December 31, 1997, the Company charged to operations one-time merger costs of approximately $150.3 million. These costs principally related to the acquisitions of Cascade and Whitetree and consist primarily of merger transaction costs and accruals for redundant assets, redundant products, fees relating to the cancellation of certain obligations and employee severance packages. During the third quarter of 1998, the Company reversed approximately $18.3 million of the previously recorded charges, due primarily to reductions in estimates for the remaining charges associated with assets relating to duplicate product lines and the cancellation of redundant facility leases and other contracts and obligations. The net charge of $132.0 million includes $48.1 million relating to merger transaction costs and $83.9 million of integration expenses. Included in integration expenses were the following amounts: (1) $7.2 million for severance and outplacement costs for employees involved in duplicate functions, including manufacturing and logistics, sales and marketing, and finance and administration, (2) $61.8 million for redundant assets and assets relating to duplicate product lines, and (3) $14.9 million relating to the cancellation of redundant facility leases and other contracts and obligations.

The following summarizes merger related accrual activity for the quarter ended September 30, 1998 (in thousands):



                      Cash Expenditures                     Non-Cash Activity
           --------------------------------------------     -----------------
                                                                Assets
                                              Cancellation     Associated
                                              of Facility         with
                 Merger        Severance         Leases         Duplicate
               Transaction        and           and Other        Product
                 Costs        Out-Placement     Contracts         Lines            Total
                -----------   -------------    -----------     -----------         -----

6/30/98 Balance  $   6,075     $      -         $   8,371       $   5,544        $   19,990

Cash Payments           -             -            (1,711)             -             (1,711)

Asset Writeoffs         -             -                -               -                 -

Change in
  reserve           (6,075)           -            (6,660)         (5,544)          (18,279)
                  ----------    ----------      ----------       ---------        ----------
9/30/98 Balance   $     -             -                -               -                 -
                  ==========    ==========      ==========       =========        ==========



There were no remaining merger related accruals at September 30, 1998.

INTEREST INCOME, NET

Interest income (net) increased by approximately $100,000 to $6.3 million (2% of net sales) for the third quarter of 1998 compared to $6.2 million for the same quarter of 1997. Interest income (net) decreased by approximately $500,000 to $17.2 million (2% of net sales) for the first nine months of 1998 compared to $17.7 million for same period of 1997.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the quarter ended September 30, 1998 and 1997 was 35.5% and 37.0%, respectively, exclusive of the effect of one-time non- deductible in-process research and development expenses and certain merger related expenses. The effective tax rate for the nine months ended September 30, 1998 and 1997 was 35.8% and 37.0%, respectively. The lower effective tax rate for 1998 is primarily attributable to reduction in the overall state effective tax rate and utilization of various tax credits. The Company anticipates its 1998 effective tax rate to be approximately 35.5%, however, the rate could vary based upon a change in the geographic mix of the Company's earnings, changes in U.S. tax law such as reinstatement of the research tax credit, or the effect of future acquisitions.

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


                                          ASCEND COMMUNICATIONS, INC.



DATE   May 19, 1999                 by    /S/ Michael F.G. Ashby
       ------------                       -----------------------------

                                          Michael F.G. Ashby, Executive
                                          Vice President, and Chief
                                          Financial Officer (Principal
                                          Financial Officer)



DATE   May 19, 1999                 by    /S/ Bernard V. Schneider
       ------------                       ------------------------------

                                          Bernard V. Schneider, Vice
                                          President and Treasurer