Form 10-K/A
period 1998-12-31
ASCEND COMMUNICATIONS INC
filed 1999-05-19
CIK 921146

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1

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

                              Yes   X    No___
                                   ---

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

                    DOCUMENTS INCORPORATED BY REFERENCE

                              Not applicable.

                              PORTIONS AMENDED

The Registrant hereby amends and restates Items 3 and 7 of this Report on Form 10-K and Footnotes 3, 8 and 9 to the Registrant's Consolidated Financial Statements set forth in this Report on Form 10-K, in each case as set forth below.

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

 Results of Operations

        The following table summarizes the percentage of net sales represented by certain line items from the Company's consolidated statements of operations:

                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1998             1997         1996
                                                         ----------       -----------   ----------

Net sales................................................     100%           100%          100%
Cost of sales............................................      37             35            35
                                                         ----------       -----------   ----------
  Gross profit...........................................      63             65            65
Operating expenses:
  Research and development...............................      15             14            10
  Sales and marketing....................................      20             21            18
  General and administrative.............................       5              3             3
  Purchased in-process research and development..........      18             20             -
  Costs of mergers.......................................      (1)            13             2
                                                          ---------       -----------   ----------
    Total operating expenses............................       57             71            33
                                                          ---------       -----------   ----------
Operating income (loss) .................................       6             (6)           32
Interest income, net.....................................       2              2             2
                                                          ---------       -----------   ----------
Income (loss) before income taxes........................       8             (4)           34
Provision for income taxes...............................       9              7            13
                                                          ---------       -----------   ----------
Net income (loss)........................................      (1)%          (11)%          21%
                                                          =========       ===========   ==========

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

        The following table provides a breakdown of net sales by business unit as a percentage of total Company net sales for 1998, 1997 and 1996, respectively:


                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
       BUSINESS UNIT                             1998       1997       1996
---------------------------------------        --------   --------   --------

Core Systems...........................           47  %      35  %      36  %
Access Switching.......................           41         52         48
Enterprise Access......................            7          9         13
Other..................................            5          4          3
                                               --------   --------   --------
     Total Company.....................          100  %     100  %     100  %
                                               ========   ========   ========

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

        General and Administrative. General and administrative expenses increased to $78.9 million in 1998 as compared to $35.3 million in 1997 and $29.9 million in 1996. The increase in 1998 was partially due to the effect of special charges totaling $27.5 million related to the settlement of a patent issue, the settlement of an outstanding receivable from a contract manufacturer and the establishment of reserves against certain customers afforded working capital loans. In addition, the increases in absolute dollars in both years were due to the addition of finance and administrative personnel, bonus compensation paid to the Company's employees, and increased costs for insurance and contract personnel associated with information systems service and support. For 1998, excluding the impact of the $27.5 million in special charges, approximately 20%, 35% and 45% of the total increase in general and administrative expenses were attributable to each of the factors listed above, respectively. General and administrative expenses as a percent of net sales were 5% in 1998 compared to 3% in both 1997 and 1996. Excluding the effect of the special charges discussed above, general and administrative expenses were 3% of net sales in 1998. The Company expects that spending for general and administrative activities will increase in absolute dollars in 1999 but may continue to vary as a percentage of net sales.

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

Brief descriptions of the relevant hardware and software technologies are as follows:

Hardware

FTX: FTX is an implementation of a UNIX system V operating system for Stratus' line of fault-tolerant computers. When run on FTX, UNIX applications can take advantage of Stratus' single-processor or multiprocessor fault- tolerant architecture that provides continuous system availability and a high level of data protection. FTX was classified as a core/developed technology for purposes of the valuation.

HP-UX: Stratus licenses Hewlett-Packard Company's HP-UX UNIX operating system and has enabled the operating system to run on the Continuum family of fault tolerant systems. Applications that run on HP platforms will run unaltered in the Stratus Continuum fault-tolerant environment. These applications include mainstream products from companies such as Oracle, Sybase, and Informix, as well as other solutions and tools listed in the HP-UX operating system product catalog. HP-UX was classified as an in-process technology that is estimated to be released during the first quarter of 1999. Stratus management estimated that 10 months had been spent on the development of this technology prior to the acquisition and approximately 4 months were required post-close to complete this technology.

Continuum 1248: Continuum 1248 replaces Continuum 1228 at the high-end of the Continuum product line. The high-end systems offer the growth path and expandability users demand for large online transaction processing applications. The Continuum family combines Reduced Instruction Set Computing based, symmetric multiprocessing technology with Stratus' proven continuous availability architecture to provide customers with robust, continuously available open systems. Continuum 1248 is available on the FTX operating system and the Stratus Virtual Operating System, which is Stratus' fault- tolerant proprietary multiprocessing operating system. Continuum 1248 was classified as an in-process technology, and revenues are not expected until fiscal year 2000. Stratus' management estimated that 2 months had been spent on the development of this technology prior to the transaction and approximately 14 months were required post-close to complete this technology.

Continuum 448: Continuum 448 gives customers continuous availability in an entry-level system at the lowest cost in the marketplace. Continuum 448 is available on the FTX and HP-UX operating systems. Continuum 448 was classified as an in-process technology, and revenues are not expected until the fourth quarter of fiscal year 1999. Stratus' management estimated that 2 months had been spent on the development of this technology prior to the transaction and approximately 12 months were required post-close to complete this technology. As of the acquisition date, the remaining risk to development was that the I/O subsystem may not be sufficient to support 4-way scaling in some applications.

M708: M708 is a memory board which will support 1 GB - 4 GB. M708 was classified as an in-process technology, and revenues are not expected until the second quarter of fiscal year 1999. Stratus' management estimated that 11 months had been spent on the development of this technology prior to the transaction and approximately 6 months were required post-close to complete this technology.

SPHINX: SPHINX provides scalable software fault tolerance for clustered or networked environments. Through SPHINX, distributed applications can be made robust to hardware, network and operating system faults, and many application software faults. The technology can be applied across a broad range of environments from high speed cluster interconnects to wide area networks. SPHINX combines replication for fault tolerance with load balancing for scalability. These capabilities are built on a foundation of fault-tolerant multicast. SPHINX was classified as an in-process technology, that is estimated to be released during the first quarter of fiscal year 1999 and will start generating revenue at this time. Stratus' management estimated that 15 months had been spent on the development of this technology prior to the acquisition and approximately 3 months were required post-close to complete this technology.

Other Continuum Systems: Stratus offers three ranges of hardware fault-tolerant systems including the Continuum 400 Series (entry-level systems), the Continuum 600 Series (mid-range systems), and the Continuum 1200 Series (high- end systems). The six developed Continuum 400 Series models are entry-level systems. The five developed Continuum 600 Series models are mid-range systems that provide open continuously available computing. The seven developed Continuum 1200 Series models are the family's high-end systems for the expandability and growth path customers need for large online transaction processing applications. All 400 Series Continuum products can be ordered with the FTX or HP-UX operating systems. These Continuum products were classified as developed technologies.

HARMONY: HARMONY is the first product offering of the Continuum II series, or the follow on product line from the Continuum I series (i.e., Continuum 1248 and Continuum 448). HARMONY is a mid-range fault-tolerant computer based on the Intel 64-bit architecture. Migrating to a 64-bit processor architecture will give Continuum II improved scalability and performance over previous Continuum products. HARMONY supports HP-UX, FTX, and Windows NT operating system platforms. HARMONY was classified as an in-process technology. HARMONY is anticipated to begin generating revenue during fiscal year 2000. Stratus management estimated that 18 months had been spent on the development of this technology prior to the acquisition and approximately 18 months were required post-close to complete this technology.

Software

LNP: Local Number Portability ("LNP") software gives both wireline and wireless carriers performance-tested solutions for managing and provisioning LNP services, and for communicating with regional Number Portability Administration Centers. LNP products run on HP-UX on the Stratus Continuum Series platform. Uninterrupted availability, a prime requisite for LNP, is ensured by Stratus' fault tolerant technology. LNP was classified as an in- process technology that is expected to begin generating revenue during the first quarter of fiscal year 1999. Stratus' management estimated that 12 months had been spent on the development of this technology prior to the acquisition and approximately 3 months were required post-close to complete this technology.

CORE IN: CORE IN is Stratus' performance-tested mobile number portability solution. The CORE IN solution implements an advanced intelligent signaling relay architecture for mobile porting. In this design, standard messages used to locate the mobile in order to route calls are transparently redirected to the ported subscriber's network. Ported calls can then be handled in a manner similar to ordinary roaming calls. CORE IN was classified as an in-process technology that is expected to begin generating revenue during the second quarter of fiscal year 1999. Stratus' management estimated that 12 months had been spent on the development of this technology prior to the acquisition and approximately 5 months were required post-close to complete this technology.

PN: Personal Number ("PN") portability. PN is included in the CORE IN solution. PN was classified as an in-process technology that is expected to begin generating revenue during the first quarter of fiscal year 1999. Stratus' management estimated that 9 months had been spent on the development of this technology prior to the acquisition and approximately 4 months were required post-close to complete this technology.

Signaling System 7 ("SS7") Gateway and Internet Gateway: Stratus' SS7 Gateway and Internet Gateway offer a new solution for telecommunications service providers and Internet service providers who need to meet fast-growing demand for Internet connections at an affordable cost. The gateways are used to transfer data traffic between the Internet and the public switched telephone network, or PSTN. The solution acts as a virtual switch to offload Internet traffic from switching equipment and Inter-Machine Trunks in the PSTN. The SS7 and Internet Gateway solution allows the user to gain an immediate way to expand Internet connection capacity, enhance service levels, improve network manageability, and control spiraling costs. The SS7 Gateway allows phone companies to provide reliability as well as value-added services like credit card verification, caller identification, call forwarding and 800 calling. SS7 Gateway was classified as core/developed technology and Internet Gateway was classified as in-process technology which is estimated to be released during the first quarter of fiscal year 1999. Stratus' management estimated that 16 months had been spent on the development of this technology prior to the acquisition and approximately 1 month was required post-close to complete this technology.

        The fair value of the in-process research and development projects was estimated at $267.0 million (after the pro-rata allocation of the excess purchase price to the long-term assets acquired). The estimated costs to complete these technologies were $11.2 million in 1998, $28.7 million in 1999 and $8.0 million in 2000.

        Material risks affecting the timely completion and commercialization of the in-process research and development projects include the risk that development schedules may be delayed, the Company may not be able to retain key personnel involved in the development efforts, integration issues between the hardware and software components may not be resolved on a timely basis, and that the anticipated market demand for the products to be developed based on the in-process technology may not materialize.

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

        Cost of Mergers. In 1998, the Company reversed accrued merger costs of $18.3 million, which related to the estimated costs charged to operations in 1997 of approximately $150.3 million. These costs principally related to the acquisition of Cascade and consisted primarily of investment banking fees, professional fees, reserves for redundant assets, redundant products and employee severance packages. In 1996, the Company charged to operations merger costs of approximately $13.9 million. These costs principally related to the acquisition of NetStar, Inc. and consisted primarily of investment banking fees, professional fees and other direct costs associated with the merger. There were no remaining merger related accruals at September 30, 1998.

        In conjunction with the acquisition of Stratus in the fourth quarter of 1998, the Company recorded, as part of the purchase price, accrued merger costs of $49.3 million, which consist of $7.6 million of merger transaction costs and $41.7 million of integration expenses. Integration expenses consist of $2.4 million for severance and outplacement costs, $34.8 million for costs associated with the divestiture of the non-telecommunications business units, and $4.5 million of other merger related costs. The $2.4 million of severance and outplacement costs relates to approximately 150 employees involved in duplicate functions, including manufacturing and logistics, sales and marketing, and finance and administration. The $34.8 million of costs associated with the divestiture of the non-telecommunications business units consists of the following major components: (1) $22.2 million of costs associated with termination of lease agreements and relocation of the non- telecommunication business units, (2) $8.6 million of investment banker and professional fees related to the divestitures, and (3) $4.0 million of other miscellaneous expenses. At December 31, 1998, the accrued merger costs for Stratus were $49.3 million, with such costs expected to be paid during the first three quarters of 1999. Substantially all of the accrued merger costs represent anticipated cash expenditures.

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


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Business Combinations

Pooling of Interests Combinations

        Business combinations which were accounted for as pooling of interests are summarized as follows (in millions):

                                           CASCADE     WHITETREE     NETSTAR

Acquisition date                           June 1997   April 1997   August 1996
Shares of common stock issued............       66.3          1.3           3.9
Stock options and warrants assumed.......        8.5          0.1           0.7

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

        Prior to the consummation of the acquisition of Stratus, the Company announced its intention to divest the non-telecommunication business units of Stratus, which consist of the Enterprise computer business unit, two business units comprised of financial and enterprise software (TCAM and S2), and a software joint venture interest (Astria). Accordingly, these business units were recorded at their estimated fair value upon acquisition and are classified as assets held for sale at December 31, 1998. The estimated fair value was based on discussions with independent third parties that expressed interest in acquiring these business units. Based on these discussions, the fair value of these business units was estimated to range from $132.0 million to $175.0 million. The assets held for sale were recorded within this range. This amount was subsequently reduced by operating cash outflows totaling $21.6 million, partially offset by operating income of $5.6 million, both of which were excluded from the Company's consolidated results of operations and cash flows, for an adjusted book value of $116.0 million at December 31, 1998.

        In January and February 1999, the Company entered into definitive agreements to divest each of these business units, for a combined total of approximately $165 million, subject to potential adjustments under certain circumstances. To the extent that the sales proceeds of the business units exceed the original estimate, or the accrued costs to divest the business units is less than expected, the Company will reduce its original charge for purchased in-process research and development and reduce the amount of the purchase price allocated to non-current assets on a pro-rata basis.

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


        Included in the liabilities assumed are $49.3 million of accrued merger costs, which consist of $7.6 million of merger transaction costs and $41.7 million of integration expenses. Integration expenses consist of $2.4 million for severance and outplacement costs, $34.8 million for costs associated with the divestiture of the non-telecommunications business units, and $4.5 million of other merger related costs. The $2.4 million of severance and outplacement costs relates to approximately 150 employees involved in duplicate functions, including manufacturing and logistics, sales and marketing, and finance and administration. The $34.8 million of costs associated with the divestiture of the non-telecommunications business units consists of the following major components: (1) $22.2 million of costs associated with termination of lease agreements and relocation of the non-telecommunication business units, (2) $8.6 million of investment banker and other professional fees related to the divestitures, and (3) $4.0 million of other miscellaneous expenses.

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

9.  Segment and Geographical Information

        Segment Disclosures -- The Company operates in one business segment, which is the global communications networking industry. For management purposes, the Company is divided into three primary business units, Core Systems, Access Switching and Enterprise Access. Each of these groups has a vice president who reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by SFAS 131. The measures of profitability reviewed by the CEO consist of revenues, gross profit and contribution margin. The majority of the Company's operating expenses are not allocated to the business units, but are treated as corporate expenses. Revenues attributable to each business unit are as follows:


                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                           1998          1997           1996
                                       -----------    ------------   ----------
Core Systems.........................  $  688,889      $  410,144    $320,498
Access Switching.....................     603,523         605,906     427,331
Enterprise Access....................     103,135         100,291     115,735
Other................................      83,135          51,011      26,709
                                       -----------    ------------   ----------
                                       $1,478,682      $1,167,352    $890,273
                                       ===========    ============   ==========

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

        Major Customers and Revenues by Geographic Area -- One customer accounted for 13% and 17% of net sales in 1998 and 1997, respectively. No customer accounted for more than 10% of net sales in 1996. Net sales were derived from customers based in the following geographic areas (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                        1998             1997           1996
                                     -----------      -----------    ----------

North America......................   $1,051,160       $  805,012    $ 576,996
Europe.............................      184,128          157,960      129,126
Asia and Pacific Basin.............      212,184          189,675      170,747
Latin and South America............       31,210           14,705       13,404
                                     ------------     -----------    ----------
                                      $1,478,682       $1,167,352    $ 890,273
                                     ============     ===========    ==========

        Substantially all of the Company's identifiable assets at December 31, 1998 and 1997 were attributable to North American operations.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ASCEND COMMUNICATIONS, INC.

Date  May 19, 1999              by /s/ Mory Ejabat
      ------------                ------------------------------
                                    Mory Ejabat
                                    President, Chief Executive
                                    Officer and Director