Form 10-K/A
period 1998-12-31
ASCEND COMMUNICATIONS INC
filed 1999-05-21
CIK 921146

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                               Not applicable.

                               PORTIONS AMENDED

The Registrant hereby amends and restates Footnote 9 to the Registrant's Consolidated Financial Statements set forth in this Report on Form 10-K, as set forth below.


9.  Segment and Geographical Information

Segment Disclosures -- The Company operates in three business segments, within the global communications networking industry. For management purposes, the Company is divided into three primary business segments: Core Systems, Access Switching and Enterprise Access. Each of these groups has a vice president who reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by SFAS 131. The measures of profitability reviewed by the CEO for these segments consist of sales, gross profit and contribution margin, which includes only certain identifiable operating expenses. The majority of the Company's operating expenses are not allocated to the business units, but are treated as corporate expenses (unallocated). Fiscal year 1998 revenues and expenses attributable to each business segment are described in the table below. Similar cost of sales and operating expense data for fiscal 1997 and 1996 is not available, as the Company was not organized in a similar manner. It is impracticable for the Company to restate the corresponding information for earlier periods. In addition, there is no allocation, direct or indirect, of the assets and liabilities to these business segments. The Company had no inter-segment sales in 1998, 1997 and 1996. The following is a summary of the Company's business segments:

Core Systems - Offers frame relay switches, the CBX 500 family of ATM switches, and the GRF family of IP switches used to improve the speed, performance and reliability of backbone carrier networks as well as the intelligent networking fault tolerance product.

Access Switching - Produces the MAX family of products which provide band-width-on-demand for wide area network (WAN), internet and multimedia access over a common set of digital access lines. The MAX TNT is a carrier class WAN access switch.

Enterprise Access - Offers the Pipeline family of remote access equipment as well as the Multiband family of inverse multiplexing equipment. The Pipeline product family provides access equipment for remote office, telecommuting and small office/home office and Internet access. The Ascend Multiband family of controllers is used for video-conferencing and multimedia networks.

Unallocated - Representing "All Other," Unallocated is primarily sales from customer service, maintenance, and professional services. Related cost of sales is primarily labor and parts for the respective sales.

                                    Core      %      Access      %    Enterprise    %
                                  Systems          Switching            Access           Unallocated   Consolidated
                                  --------         ---------          ----------         -----------   ------------
Net sales                         $688,890          $603,523            $103,135           $ 83,134      $1,478,682

Cost of sales                      229,370   33%     227,371    38%       44,043   43%       43,187         543,971
                                  --------         ---------          ----------
      GROSS PROFIT                 459,520   67%     376,152    62%       59,092   57%       39,947         934,711

OPERATING EXPENSES:
 Research and development          117,847   17%      75,509    13%        8,233    8%       14,646         216,235
 Sales and marketing                15,608   2%        2,931   0.5%        4,905    5%      278,601         302,045
 General and administrative         12,752   2%            8   0.0%        1,093    1%       65,011          78,864
 Purchased in-process research
  and development                                                                           266,953         266,953
 Costs of Mergers                                                                           (18,279)        (18,279)
                                  --------         ---------          ----------         ----------
      TOTAL OPERATING EXPENSES     146,207   21%      78,448    13%       14,231   14%      606,932         845,818
                                  --------         ---------          ----------         ----------    ------------

OPERATING INCOME (LOSS) (1)       $313,313   45%    $297,704    49%     $ 44,861   43%    $(566,985)       $ 88,893
                                  --------         ---------          ----------         ----------    ------------

Interest income                                                                              28,102          28,102

Income before income taxes                                                                  116,995         116,995
Provision for income taxes                                                                  136,649         136,649

NET LOSS                                                                                                $   (19,654)
                                                                                                       ============

(1) Contribution margin is identified as operating income for Core Systems, Access Switching and Enterprise Access segments in this schedule.


      Prior to 1998 the Company operated within one business segment with the CEO and Vice-Presidents only receiving net sales information as categorized by the primary business units. Sales attributable each business unit in 1997 and 1996 were as follows:


                                      YEAR ENDED DECEMBER 31,
                                  ----------------------------
                                       1997           1996
                                       ----           ----
          Core Systems            $   410,144    $   320,498
          Access Switching            605,906        427,331
          Enterprise Access           100,291        115,735
          Other (unallocated)          51,011         26,709
                                  ------------   -------------
                                   $1,167,352       $890,273
                                  ============   =============

Major Customers and Revenues by Geographic Area -- One customer accounted for 13% and 17% of net sales in 1998 and 1997, respectively. The customer primarily purchased products from the Company's Core Systems and Access Switching segments. No customer accounted for more than 10% of net sales in 1996. Net sales were derived from customers based in the following geographic areas (in thousands):


                                            YEAR ENDED DECEMBER 31
                                 ------------------------------------------
                                     1998           1997             1996
                                 -----------    -----------     -----------

North America.................   $ 1,051,160    $   805,012     $   576,996
Europe........................       184,128        157,960         129,126
Asia and Pacific Basin........       212,184        189,675         170,747
Latin and South America.......        31,210         14,705          13,404
                                 -----------    -----------     -----------
                                 $ 1,478,682    $ 1,167,352     $   890,273
                                 ===========    ===========     ===========

      Substantially all of the Company's identifiable assets at December 31, 1998 and 1997 were attributable to North American operations.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ASCEND COMMUNICATIONS, INC.

Date   May 21,   1999        by   /S/ Mory Ejabat
---------------------             ---------------------------------------
                                  Mory Ejabat, President, Chief Executive
                                  Officer and Director