Form 10-Q/A
period 1999-03-31
ASCEND COMMUNICATIONS INC
filed 1999-05-21
CIK 921146

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

PORTIONS AMENDED

The Registrant hereby amends (i) the Footnotes to the Condensed
Consolidated Financial Statements of the Registrant included in this Report on Form 10-Q by adding a Footnote titled "Segment Disclosures" immediately prior to Item 2, and (ii) Item 2 to this Report on Form 10-Q by replacing the category "Net Sales", in each case as set forth below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SEGMENT DISCLOSURES

        The Company operates in three business segments, within the global communications networking industry. For management purposes, the Company is divided into three primary business segments: Core Systems, Access Switching and Enterprise Access. Each of these groups has a vice president who reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by SFAS 131. The measures of profitability reviewed by the CEO for these segments consist of sales, gross profit and contribution margin, which includes only certain identifiable operating expenses. The majority of the Company's operating expenses are not allocated to the business units, but are treated as corporate expenses (unallocated). Fiscal quarter ended March 31, 1998 and 1999 sales and expenses attributable to each business segment are described in the tables below. In addition, there is no allocation, direct or indirect, of the assets and liabilities to these business segments. The Company had no inter-segment sales in 1999 and 1998. The following is a summary of the Company's business segments:

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

        The table below provides a breakdown of selected financial data by business segments for the quarter ended March, 31 1999.


                                     Core       %        Access       %      Enterprise     %
                                   Systems              Switching              Access            Unallocated     Consolidated
                                 ------------         ------------          ------------         -----------    -------------
Net sales                         $  236,447          $  204,804            $   26,853           $    41,291     $   509,395
Cost of sales
                                      83,442    35%       81,350     40%        10,792     40%        16,442         192,026
                                 ------------         ------------          -----------          -----------    -------------
        GROSS PROFIT                 153,005    65%      123,454     60%        16,061     60%        24,849         317,369

OPERATING EXPENSES:
  Research and development            49,265    21%       25,169     12%         3,929     15%         5,541          83,904
  Sales and marketing                  5,759     2%        1,179      1%         1,777      7%        91,815         100,530
  General and administrative           3,304     1%          109    0.1%           341      1%        13,381          17,135
  Costs of Mergers                                                                                   (23,919)        (23,919)
                                 ------------         ------------          -----------          -----------    ------------
   TOTAL OPERATING EXPENSES           58,328    25%       26,457     13%         6,047     23%        86,818         177,650

                                 ------------         ------------          -----------          -----------    ------------
OPERATING INCOME (LOSS) (1)       $   94,677    40%   $   96,997     47%    $   10,014     37%   $   (61,969)        139,719
                                 ------------         ------------          ------------         -----------      ----------

Interest income                                                                                       10,862          10,862

Income before income taxes                                                                           150,581         150,581
Provision for income taxes                                                                            41,798          41,798

NET INCOME                                                                                                          $108,783
                                                                                                                 ===========

(1) Contribution margin is identified as operating income for Core Systems, Access Switching and Enterprise Access segments in this schedule.

        The table below provides a breakdown of selected financial data by business segments for the quarter ended March, 31 1998.

                                     Core       %        Access       %      Enterprise     %
                                    Systems            Switching              Access             Unallocated     Consolidated
                                 ------------         ----------            ------------         -----------    -------------
Net sales                         $  140,194          $  134,743            $   30,094           $        84     $    305,114
Cost of sales                         49,264    35%       48,473     36%        12,073     40%             -          109,810
                                 ------------         ----------            -----------          -----------    -------------
        GROSS PROFIT                  90,930    65%       86,270     64%        18,021     60%            84          195,304

OPERATING EXPENSES:
 Research and development             21,248    15%       16,541     12%         1,409      5%         1,790           40,988
 Sales and marketing                  13,711    10%          619    0.5%           751      2%        52,258           67,340
 General and administrative            1,732     1%                                290      1%         8,022           10,044
 Costs of Mergers
                                 ------------         ----------            -----------          -----------    -------------

  TOTAL OPERATING EXPENSES            36,691    26%       17,161     13%         2,450      8%        62,071          118,372
                                 ------------         ----------            -----------          -----------    -------------

OPERATING INCOME (LOSS) (1)       $   54,239    39%   $   69,109     51%    $   15,571     52%   $   (61,987)          76,932
                                 ------------         ----------            -----------          -----------    -------------

Interest income                                                                                        4,964            4,964

Income before income taxes                                                                            81,897           81,897
Provision for income taxes                                                                            29,525           29,525
                                                                                                               --------------
NET INCOME                                                                                                      $      52,372
                                                                                                               ==============

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

        The table below provides a breakdown of selected financial data by business segments for the quarter ended March, 31 1999.

                                      Core       %      Access        %       Enterprise    %
                                    Systems            Switching                Access            Unallocated    Consolidated
                                  ----------          -----------           -------------        ------------   --------------
Net sales                          $ 236,447           $  204,804           $   26,853           $    41,291    $     509,395
Cost of sales                         83,442    35%        81,350    40%        10,792     40%        16,442          192,026
                                 ------------         ----------            -----------          -----------    -------------
   GROSS PROFIT                      153,005    65%       123,454    60%        16,061     60%        24,849          317,369

OPERATING EXPENSES:
 Research and development             49,265    21%        25,169    12%         3,929     15%         5,541           83,904
 Sales and marketing                   5,759     2%         1,179     1%         1,777      7%        91,815          100,530
 General and administrative            3,304     1%           109   0.1%           341      1%        13,381           17,135
 Costs of Mergers                                                                                    (23,919)         (23,919)
                                 ------------         ----------            -----------          -----------    -------------

   TOTAL OPERATING EXPENSES           58,328    25%        26,457    13%         6,047     23%        86,818          177,650
                                 ------------         ----------            -----------          -----------    -------------

OPERATING INCOME (LOSS) (1)        $  94,677    40%    $   96,997    47%    $  10,014      37%   $   (61,969)   $     139,719
                                 ------------         ----------            -----------          -----------    -------------

Interest income                                                                                       10,862           10,862

Income before income taxes                                                                           150,581          150,581
Provision for income taxes                                                                            41,798           41,798
                                                                                                                --------------
NET INCOME                                                                                                      $     108,783
                                                                                                                ==============

(1) Contribution margin is identified as operating income for Core Systems, Access Switching and Enterprise Access segments in this schedule.


        The table below provides a breakdown of selected financial data by business segments for the quarter ended March, 31 1998.

                                     Core        %        Access      %     Enterprise     %
                                    Systems             Switching             Access              Unallocated    Consolidated
                                 ------------         ------------          -----------           -----------   -------------
Net sales                         $  140,194          $  134,743            $   30,094            $       84    $     305,114
Cost of sales                         49,264    35%       48,473     36%        12,073     40%             -          109,810
                                 ------------         ----------            -----------          -----------    -------------
        GROSS PROFIT                  90,930    65%       86,270     64%        18,021     60%            84          195,304

OPERATING EXPENSES:
 Research and development             21,248    15%       16,541     12%         1,409      5%         1,790           40,988
 Sales and marketing                  13,711    10%          619    0.5%           751      2%        52,258           67,340
 General and administrative            1,732     1%                                290       1%        8,022           10,044
 Costs of Mergers
                                 ------------         ----------            -----------          -----------    -------------

  TOTAL OPERATING EXPENSES            36,691    26%       17,161     13%         2,450      8%        62,071          118,372
                                 ------------         ----------            -----------          -----------    -------------

OPERATING INCOME (LOSS) (1)       $   54,239    39%   $   69,109     51%    $   15,571     52%   $   (61,987)          76,932
                                 ------------         ----------            -----------          -----------    -------------

Interest income                                                                                        4,964            4,964

Income before income taxes                                                                            81,897           81,897
Provision for income taxes                                                                            29,525           29,525
                                                                                                                -------------
NET INCOME                                                                                                       $     52,372
                                                                                                                =============

(1) Contribution margin is identified as operating income for Core Systems, Access Switching and Enterprise Access segments in this schedule.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ASCEND COMMUNICATIONS, INC.


DATE   May 21, 1999           by /s/ Michael F.G. Ashby
---------------------            --------------------------------------------
                                 Michael F.G. Ashby, Vice President,
                                 Finance and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)